Form 10-Q
period 1996-04-30
WCI STEEL INC
filed 1996-06-10
CIK 897745

- - -----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 30, 1996.
                                 ---------------

                                     or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
  For the transition period from           to


  Commission file number: 1-13028
                          -------

                              WCI STEEL, INC.
         (Exact name of registrant as specified in its charter)



                Ohio                              34-1585405
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)



    1040 Pine Ave., S.E., Warren, Ohio            44483-6528
  (Address of principal executive offices)        (Zip Code)

                              (330) 841-8218
           (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                           [X]  Yes     [ ]   No



    The number of shares of Common Stock (no par value, $.01 stated value)
    of the registrant outstanding as of June 10, 1996 was 36,567,700.
- - -----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------


                                                                     Page No.
                                                                     --------

PART I    FINANCIAL INFORMATION
- - -------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          April 30, 1996 and October 31, 1995.                        3


          Condensed Consolidated Statements of Income for the three
          months and six months ended April 30, 1996 and 1995.        4


          Condensed Consolidated Statements of Cash Flows for the
          six months ended April 30, 1996 and 1995.                   5


          Notes to Condensed Consolidated Financial Statements.       6-7


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8-10


PART II   OTHER INFORMATION
- - ---------------------------

  Item 1. Legal Proceedings                                           11

  Item 4. Submission of Matters to a Vote of Security Holders         11

  Item 6. Exhibits and Reports on Form 8-K                            12

          Signatures                                                  13

          Exhibit Index                                               14












         3             PART I - FINANCIAL INFORMATION
                      WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          ( Dollars in thousands )
                                                     April 30,    October 31,
                                                       1996          1995
                                                    (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents.........................$ 134,238      $  94,266
  Short-term investments............................    7,933         12,282
  Accounts receivable, less allowances..............   65,091         33,616
  Inventories.......................................   81,405        101,089
  Recoverable income taxes..........................    2,125          5,960
  Deferred income taxes.............................    8,268         11,102
  Prepaid expenses..................................      623          1,372
                                                     --------       --------
       Total current assets.........................  299,683        259,687
Property, plant and equipment, net..................  191,345        189,733
Intangible pension asset............................   42,114         44,028
Other assets, net...................................   23,132         25,711
                                                     --------       --------
            Total assets............................$ 556,274      $ 519,159
                                                     ========       ========
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.................$   2,395      $   2,323
  Accounts payable..................................   73,295         47,740
  Accrued liabilities...............................   38,601         39,584
  Income taxes......................................    2,889          1,611
                                                     --------       --------
       Total current liabilities....................  117,180         91,258

Long-term debt, excluding current portion...........  210,295        211,531
Deferred income taxes...............................    9,323         10,367
Postretirement health benefits......................   78,800         76,287
Pension benefits....................................   45,563         44,027
Other liabilities...................................   26,435         26,194
                                                     --------       --------
            Total liabilities.......................  487,596        459,664
                                                     --------       --------
Shareholders' equity
  Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 36,563,300
    shares issued and outstanding at April 30, 1996
    and October 31, 1995, respectively..............      366            366
  Additional paid-in capital........................      487            458
  Retained earnings.................................   67,825         58,671
                                                     --------       --------
            Total shareholders' equity..............   68,678         59,495
Commitments and contingencies.......................        -              -
            Total liabilities and                    --------       --------
            shareholders' equity....................$ 556,274      $ 519,159
                                                     ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WCI STEEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ( Dollars in thousands, except per share data )
                                   ( Unaudited )


                                     Three months            Six months
                                    ended April 30,        ended April 30,
                                    1996       1995        1996       1995
  Net sales..................... $ 166,959  $ 177,770   $ 315,452  $ 352,869

  Operating costs and expenses
   Cost of products sold........   140,698    143,541     266,202    284,790
   Depreciation and amortization     5,641      4,899      11,310      9,917
   Selling, general and
    administrative expenses.....     5,716      5,585      10,199     11,125
                                   -------    -------     -------    -------
                                   152,055    154,025     287,711    305,832
                                   -------    -------     -------    -------
  Operating income..............    14,904     23,745      27,741     47,037
                                   -------    -------     -------    -------
  Other income (expense)
   Interest expense.............    (6,247)    (6,572)    (12,510)   (13,164)
   Interest and other income, net    1,666      1,392       3,071      2,934
                                   -------    -------     -------    -------
                                    (4,581)    (5,180)     (9,439)   (10,230)
                                   -------    -------     -------    -------
  Income before income taxes....    10,323     18,565      18,302     36,807
  Income tax expense............    (4,129)    (7,426)     (7,320)   (14,759)
                                   -------    -------     -------    -------
  Net income.................... $   6,194  $  11,139   $  10,982  $  22,048
                                   =======    =======     =======    =======

  Weighted average common shares
  issued and outstanding........ 36,563,300 36,575,500  36,563,300 36,575,500

  INCOME PER COMMON SHARE
  Net income per common share... $     .17  $     .30   $     .30  $     .60
                                   =======    =======     =======    =======
  Dividends paid per
    common share................ $     .05  $       -   $     .05  $       -
                                   =======    =======     =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ( Dollars in thousands)
                                  ( Unaudited )              Six months
                                                            ended April 30,
                                                           1996        1995
Cash flows from operating activities
     Net income........................................$  10,982    $ 22,048
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization................    9,845       9,917
          Amortization of deferred blast furnace
            maintenance costs..........................    1,465           -
          Amortization of financing costs..............    1,091       1,090
          Postretirement health benefits...............    2,513       5,025
          Pension benefits.............................    3,450           -
          Deferred income taxes........................    1,790       1,713
          Other........................................     (158)       (980)
     Cash provided (used) by changes in certain assets
          and liabilities
            Accounts receivable........................  (31,475)       (141)
            Inventories................................   19,684      11,323
            Prepaid expenses and other assets..........      772         232
            Accounts payable...........................   25,555     (12,376)
            Accrued liabilities........................     (983)     (4,576)
            Income taxes payable and recoverable, net..    5,113      (2,491)
            Other liabilities..........................      241       2,067
                                                         -------     -------
             Net cash provided by operating activities.   49,885      32,851

Cash flows from investing activities                     -------     -------
     Additions to property, plant and equipment, net...  (11,767)     (7,431)
     Deferred blast furnace maintenance costs..........        -      (9,267)
     Gross proceeds from the sale of assets............      497       2,818
     Short-term investments, net.......................    4,349           -
                                                         -------     -------
             Net cash used by investing activities.....   (6,921)    (13,880)
                                                         -------     -------
Cash flows from financing activities
     Principal payments of long-term debt..............   (1,164)     (1,116)
     Dividends paid ...................................   (1,828)          -
                                                         -------     -------
             Net cash used by financing activities.....   (2,992)     (1,116)
                                                         -------     -------
Net increase in cash and cash equivalents..............   39,972      17,855
Cash and cash equivalents at beginning of period.......   94,266      71,426
                                                         -------     -------
Cash and cash equivalents at end of period.............$ 134,238    $ 89,281
                                                         =======     =======
Supplemental disclosure of cash flow information
     Cash paid for interest............................$  11,487    $ 12,098
     Cash paid for income taxes........................      428      15,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

         6             WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              ( Unaudited )
          Three and six month periods ended April 30, 1996 and 1995

NOTE 1 :  BASIS OF PRESENTATION
WCI Steel, Inc. (Company or WCI) is a majority-owned subsidiary of The Renco Group, Inc. (Renco or Parent). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six month periods ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders filed on Form 10-K for the fiscal year ended October 31, 1995.

NOTE 2 :  INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 1996 and October 31, 1995 follows:

                                                April 30,    October 31,
                                                  1996          1995
                                               -----------   -----------
                                               (Unaudited)
                                                ( Dollars in thousands )
         Raw materials.........................$  27,115     $  41,471
         Finished and semi-finished product....   61,654        65,979
         Supplies..............................      318           571
                                                --------      --------
                                                  89,087       108,021
         Less LIFO reserve.....................    7,682         6,932
                                                --------      --------
                                               $  81,405     $ 101,089
                                                ========      ========

NOTE 3 :  ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES
The Company and other industrial companies have, in recent years, become subject to increasingly demanding environmental standards imposed by federal, state, and local environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. A liability has been established for an amount, which the Company believes is adequate, based on information currently available, to cover the costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

On June 29, 1995, the Department of Justice, on behalf of the Environmental Protection Agency (EPA), filed an action against WCI under the Clean Water Act in the United States District Court for the Northern District of Ohio. The action alleges numerous violations of the Company's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1995, inclusive, and seeks civil penalties not to exceed the statutory maximum of $25,000 per day per violation. On March 29, 1996, the Justice Department on behalf of the EPA, instituted a civil action against the Company in the United States District Court for the Northern District of
         7             WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ( Unaudited )
              Three and six month periods ended April 30, 1996 and 1995

Ohio, Akron Division under the Clean Air Act, alleging violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. The Complaint seeks a civil penalty not to exceed the statutory maximum of $25,000 per day per violation but does not specify the dates on which such violations are alleged to have occurred and also seeks an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalty for the alleged violations is unlikely based upon past judicial penalties imposed under the Clean Water and Clean Air Act, and that it has defenses to liability. However, no assurance can be given that the Company will not be found to have liability and, if it has liability, that the statutory maximum penalty will not be imposed. If the statutory maximum penalty or a similarly substantial penalty were imposed, it could have a material adverse effect on the Company. The Company is negotiating with the EPA toward a settlement of these matters.

The Company has obtained a Resource Conservation and Recovery Act (RCRA) storage permit for waste pickle liquor at its Warren facility acid regeneration plant. As a provision of the permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has developed and submitted a workplan for the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), to the EPA and is presently negotiating the scope of the RFI with the EPA. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at the Warren facility is dependent upon the findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred.

On January 23, 1996 an action was instituted in the United States District Court for the Northern District of Ohio Eastern Division (Akron) alleging in substance that certain distributions to employees and benefit plans were violative of certain agreements, Employee Retirement Income Security Act (ERISA), National Labor Relations Act and common law. The plaintiffs, two retired employees, seek declaratory and injunctive relief and damages and allege that they bring this action as a class action. The Company denies the plaintiffs allegations of liability and has filed for dismissal of the action. The court has not ruled on the Company's motion.

In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its operations. Although the outcome of the above described matters, to the extent they exceed applicable reserves, could have a material adverse effect on the future operating results of the Company in a particular quarterly or annual period, the Company believes that the effect of such matters will not have a material adverse effect on the Company's consolidated financial position.




         8          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth selected operating data of WCI for the periods indicated below.

                                          Three months          Six months
                                         ended April 30,      ended April 30,
                                         1996      1995       1996      1995
                                              ( Dollars in thousands )
  Net sales...........................  $166,959 $177,770    $315,452 $352,869
  Gross margin........................    26,261   34,229      49,250   68,079
   Gross margin as a % of net sales...     15.7%    19.3%       15.6%    19.3%

  Operating income....................    14,904   23,745      27,741   47,037
   Operating income as a % of net sales     8.9%    13.4%        8.8%    13.3%

  Net interest expense................    (4,852)  (5,351)     (9,792) (10,850)
                                         -------  -------     -------  -------
            Net income................   $ 6,194 $ 11,139    $ 10,982 $ 22,048
                                         =======  =======     =======  =======

Three Months Ended April 30, 1996
Compared To Three Months Ended April 30, 1995

Net sales for the three months ended April 30, 1996 were $167.0 million on 354,733 tons shipped, representing a 6.1% decrease in net sales and a 4.0% increase in tons shipped over the three months ended April 30, 1995. Net sales per ton shipped decreased 9.6% to $471 compared to $521 for the three months ended April 30, 1995 due to lower prices realized on spot market sales and to a lesser extent, a change in product mix. The 1996 period included the sales of lower value-added semi-finished slabs and a slightly lower mix of custom carbon, alloy and electrical steel products which accounted for 57.2% of total shipments in the 1996 quarter compared with 59.4% in the second quarter of 1995.

Gross margin was $26.3 million for the three months ended April 30, 1996 compared to $34.2 million for the three months ended April 30, 1995. The decline in gross margin reflects the lower sales prices and change in sales mix offset by higher costs in the 1995 period related to the Company's blast furnace reline.

Operating income was $14.9 million, $42 per ton shipped, for the three months ended April 30, 1996 compared to $23.7 million, $70 per ton shipped, for the three month period ended April 30, 1995. The decline in operating income per ton in the 1996 period reflects the lower gross margin described above and higher depreciation and amortization expense associated with the Company's blast furnace reline completed in May 1995.

As a result of the items discussed above, net income was $6.2 million ($.17 per common share) for the three months ended April 30, 1996 compared to net income of $11.1 million ($.30 per common share) for the three months ended April 30, 1995.

Six Months Ended April 30, 1996
Compared To Six Months Ended April 30, 1995

Net sales for the six months ended April 30, 1996 were $315.5 million on 690,820 tons shipped, representing a 10.6% decrease in net sales and a 0.2% increase in tons shipped compared to the six months ended April 30, 1995.
Net sales per ton shipped decreased 10.7% to $457 compared to $512 for the six months ended April 30, 1995 due to lower prices realized in the spot market as well as a change in product mix. The 1996 period included the sales of lower value added semi-finished slabs and a lower mix of custom carbon, alloy and electrical steel products which accounted for 51.0% of total shipments in the first half of 1996 compared with 57.1% in the first half of 1995. The sales mix and volume were adversely effected by the 54 day labor dispute with certain hourly employees which was concluded October 24, 1995. As of April 30, 1996 the Company had a backlog of 333,000 tons compared to 340,000 tons at April 30, 1995.

Gross margin was $49.3 million for the six months ended April 30, 1996 compared to $68.1 million for the six months ended April 30, 1995. The decline in gross margin reflects the lower sales prices and the change in product mix mentioned above offset by higher costs in the 1995 period related to the Company's blast furnace reline.

Operating income was $27.7 million, $40 per ton shipped, for the six months ended April 30, 1996 compared to $47.0 million, $68 per ton shipped, for the six month period ended April 30, 1995. These operating results reflect the lower gross margin described above and higher depreciation and amortization expense associated with the Company's blast furnace reline completed in May 1995, offset somewhat by lower selling, general and administrative expenses in 1996 due in part to the Company's variable compensation programs.

As a result of the items discussed above, net income was $11.0 million ($.30 per common share) for the six months ended April 30, 1996 compared to net income of $22.0 million ($.60 per common share) for the six months ended April 30, 1995.


Liquidity and Capital Resources

At April 30, 1996 the Company had $142.2 million of cash, cash equivalents, and short-term investments with no borrowings outstanding under its $100 million revolving credit agreement which expires December 29, 1996.

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense, and principal payments on its indebtedness. WCI has met these requirements in 1996 and 1995 from cash provided by operating activities. Cash provided by operating activities was $49.9 million for the six months ended April 30, 1996 compared to $32.9 million for the six months ended April 30, 1995. This increase reflects significant changes in the components of working capital as a result of resuming operations on October 25, 1995 after settlement of a labor dispute with hourly workers offset by lower operating income discussed previously.

The steel industry has become increasingly competitive as technological developments have resulted in new capacity coming on line and has allowed mini-mills to enter certain of the sheet markets, including certain WCI markets, previously supplied by integrated producers. In addition, significant new steel making capacity is expected to come on line in late 1996 and 1997. This has resulted in significant investments in plant and equipment throughout the industry which is expected to improve efficiency, productivity and quality and further increase competition. The Company has an extensive capital program designed to enhance or maintain its competitive position. Capital expenditures for the six months ended April 30, 1996 and 1995 were $11.8 million and $16.7 million, respectively. Capital expenditures in 1996 are expected to be approximately $35 million to $40 million in the aggregate. Major projects accounting for most of the planned expenditures are the upgrade of the hot strip mill and the installation of a hydrogen anneal facility. Management expects to fund the Company's capital expenditures in 1996 from cash balances and cash provided by operating activities.

The Company's debt repayment requirements are less than $2.5 million annually through 2000. Management expects to generate funds sufficient to service these debt obligations from cash flows from operations.

At pricing in effect on April 30, 1996, the Company has commitments under its raw material supply contracts for blast furnace coke, iron ore and oxygen of approximately $87.2 million for the remainder of fiscal 1996, and $112.1 million in the aggregate thereafter.


Environmental

WCI has made and will continue to make the necessary capital expenditures for environmental remediation and compliance with environmental laws and regulations. The Company believes that compliance with environmental requirements as presently interpreted and enforced, including remediation of existing conditions, could have a material adverse effect on the future operating results of the Company in a particular quarterly or annual period. But the effect of such matters should not have a material adverse impact on its consolidated financial position.

Environmental laws and regulations have changed rapidly in recent years, and WCI may become subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's consolidated financial position and future results of operations. The U.S. Environmental Protection Agency has asserted certain alleged environmental violations against the Company which are described in Note 3 to the condensed consolidated financial statements.


Other

The Board of Directors on March 11, 1996 authorized a dividend payment of five cents per common share payable April 8, 1996 to shareholders of record on March 25, 1996.

According to corporate policy, WCI's board of directors expects to consider paying a dividend at its next regular quarterly board meeting scheduled for June 17, 1996. The company's operating results, cash needs, overall prospects and other factors will be weighed when the board considers the dividend. Per share dividends, if any, may vary materially from quarter to quarter.

                        PART II - OTHER INFORMATION

                               WCI STEEL, INC.



Item 1.   Legal  Proceedings

United States v. WCI Steel, Inc.
- - --------------------------------
          On March 29, 1996, the United States of America, at the request of the Administrator of the United States Environmental Protection Agency, instituted a civil action against the Company in the United States District Court for the Northern District of Ohio, Akron Division (File 4:96CV65) under the Clean Air Act, alleging violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the opacity limits applicable to the Company's facilities in Warren, Ohio. The Complaint seeks a civil penalty not to exceed the statutory maximum of $25,000 per day per violation and also an injunction against continuing violations.

Thomas C. Williams, etc. v. WCI Steel, Inc.
- - -------------------------------------------
          Reference is made to the description of this action contained in the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.
          On March 28, 1996, two of the plaintiffs in this action, Thomas C. Williams and Louis DeRose, presently active employees of the Company, withdrew as parties to the action and voluntarily dismissed their claims without prejudice to refiling. The action is being continued by the remaining two plaintiffs, Roosevelt Cook and Ray L. Reber, who are retired employees of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

          The 1996 Annual Meeting of the Shareholders of the Company was held on March 11, 1996.

          At the meeting, the following incumbent directors of the Company were re-elected to hold office until the next annual meeting of shareholders, receiving the number of votes set opposite their respective names:

                                             FOR          ABSTAIN
                                             ---          -------
          Ira Leon Rennert                   35,726,144   143,757
          James V. Stack                     35,726,044   143,857
          Justin W. D'Atri                   35,726,144   143,757
          Arthur W. Fried                    35,726,144   143,757
          William Schwartz                   35,726,144   143,757

          At the meeting, the shareholders voted to amend sections 2 and 5 of
Article II of the Code of Regulations of the Company as proposed in the Schedule to the Proxy Statement for the meeting. The vote was:

          For: 34,746,504     Against: 931,252    Abstain: 49,375

          On April 1, 1996, Edward R. Caine assumed office as President and a director, increasing the number of directors to six.

Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.


          (b)  Reports on Form 8-K:

               No report on Form 8-K was filed during the quarter ended April 30, 1996.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: June 10, 1996                      /S/ BRET W. WISE
                                        -----------------------------
                                        Bret W. Wise
                                        Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

                               WCI STEEL, INC.

                               EXHIBIT INDEX



          Exhibit Number                   Description

               3.2 Code of Regulations as amended at shareholder meeting - March 11, 1996


              10.1 Amendment No.4 dated February 23, 1996 to the amended and restated Loan and Security Agreement with Congress Financial Corporation and Security Pacific Business Credit Inc. which provides consent, subject to certain terms and conditions, for the Company to declare and pay dividends to its shareholders in any fiscal year commencing with the fiscal year ended October 31, 1996. (Superseded by Amendment No.5 below.)


              10.2 Amendment No.5 dated March 8, 1996 to the amended and restated Loan and Security Agreement with Congress Financial Corporation and Security Pacific Business Credit Inc. which provides consent, subject to certain terms and conditions, for the Company to make loans and pay management fees to the Renco Group and to declare and pay dividends to its shareholders in any fiscal year commencing with fiscal year ended October 31, 1996.


              27.             Financial Data Schedule