Form 10-Q
period 1996-07-31
WCI STEEL INC
filed 1996-09-11
CIK 897745

- -----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 1996.
                                 ---------------

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

                                           [X]  Yes     [ ]   No



    The number of shares of Common Stock (no par value, $.01 stated value)
    of the registrant outstanding as of August 31, 1996 was 36,401,400.
- -----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------


                                                                     Page No.
                                                                     --------

PART I    FINANCIAL INFORMATION
- -------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          July 31, 1996 and October 31, 1995.                         3


          Condensed Consolidated Statements of Income for the three
          months and nine months ended July 31, 1996 and 1995.        4


          Condensed Consolidated Statements of Cash Flows for the
          nine months ended July 31, 1996 and 1995.                   5


          Notes to Condensed Consolidated Financial Statements.       6-7


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8-11


PART II   OTHER INFORMATION
- ---------------------------

  Item 1. Legal Proceedings                                           12

  Item 6. Exhibits and Reports on Form 8-K                            12


          Signatures                                                  13

          Exhibit Index                                               14

                      PART I - FINANCIAL INFORMATION
                      WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          ( Dollars in thousands )
                                                     July 31,    October 31,
                                                       1996          1995
                                                    (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents.........................$ 138,633      $  94,266
  Short-term investments............................   18,052         12,282
  Accounts receivable, less allowances..............   65,652         33,616
  Inventories.......................................   81,044        101,089
  Recoverable income taxes..........................        -          5,960
  Deferred income taxes.............................   10,499         11,102
  Prepaid expenses..................................      361          1,372
                                                     --------       --------
       Total current assets.........................  314,241        259,687
Property, plant and equipment, net..................  195,033        189,733
Intangible pension asset............................   41,157         44,028
Other assets, net...................................   21,516         25,711
                                                     --------       --------
            Total assets............................$ 571,947      $ 519,159
                                                     ========       ========
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.................$   2,447      $   2,323
  Accounts payable..................................   72,640         47,740
  Accrued liabilities...............................   48,596         39,584
  Income taxes......................................    2,745          1,611
                                                     --------       --------
       Total current liabilities....................  126,428         91,258

Long-term debt, excluding current portion...........  209,354        211,531
Deferred income taxes...............................    9,351         10,367
Postretirement health benefits......................   80,378         76,287
Pension benefits....................................   46,231         44,027
Other liabilities...................................   26,741         26,194
                                                     --------       --------
            Total liabilities.......................  498,483        459,664
                                                     --------       --------
Shareholders' equity
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -              -
  Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 36,623,700
    and 36,563,300 shares issued at July 31, 1996
    and October 31, 1995, respectively..............      366            366
  Treasury stock at cost, 222,300 shares at July 31,
    1996. ..........................................   (1,200)             -
  Additional paid-in capital........................      534            458
  Retained earnings.................................   73,764         58,671
                                                     --------       --------
            Total shareholders' equity..............   73,464         59,495
Commitments and contingencies.......................        -              -
            Total liabilities and                    --------       --------
            shareholders' equity....................$ 571,947      $ 519,159
                                                     ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WCI STEEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ( Dollars in thousands, except per share data )
                                   ( Unaudited )


                                     Three months            Nine months
                                    ended July 31,         ended July 31,
                                    1996       1995        1996       1995
  Net sales..................... $ 174,695  $ 170,742   $ 490,147  $ 523,611

  Operating costs and expenses
   Cost of products sold........   145,265    139,044     411,467    423,834
   Depreciation and amortization     5,650      5,587      16,960     15,504
   Selling, general and
    administrative expenses.....     5,740      5,702      15,939     16,827
                                   -------    -------     -------    -------
                                   156,655    150,333     444,366    456,165
                                   -------    -------     -------    -------
  Operating income..............    18,040     20,409      45,781     67,446
                                   -------    -------     -------    -------
  Other income (expense)
   Interest expense.............    (6,232)    (6,366)    (18,742)   (19,530)
   Interest and other income, net    1,742      1,576       4,813      4,510
                                   -------    -------     -------    -------
                                    (4,490)    (4,790)    (13,929)   (15,020)
                                   -------    -------     -------    -------
  Income before income taxes....    13,550     15,619      31,852     52,426
  Income tax expense............    (5,420)    (6,248)    (12,740)   (21,007)
                                   -------    -------     -------    -------
  Net income.................... $   8,130  $   9,371   $  19,112  $  31,419
                                   =======    =======     =======    =======

  Weighted average common shares
  issued and outstanding........ 36,529,852 36,578,300  36,552,069 36,576,444

  INCOME PER COMMON SHARE
  Net income per common share... $     .22  $     .26   $     .52  $     .86
                                   =======    =======     =======    =======
  Dividends paid per
    common share................ $     .06  $       -   $     .11  $       -
                                   =======    =======     =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ( Dollars in thousands)
                                  ( Unaudited )              Nine months
                                                            ended July 31,
                                                           1996        1995
Cash flows from operating activities
     Net income........................................$  19,112    $ 31,419
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization................   14,763      14,869
          Amortization of deferred blast furnace
            maintenance costs..........................    2,197         635
          Amortization of financing costs..............    1,637       1,636
          Postretirement health benefits...............    4,091       7,505
          Pension benefits.............................    5,075           -
          Deferred income taxes........................     (413)      2,826
          Other........................................     (636)       (903)
     Cash provided (used) by changes in certain assets
          and liabilities
            Accounts receivable........................  (31,478)      8,767
            Inventories................................   20,045      13,145
            Prepaid expenses and other assets..........    1,372         344
            Accounts payable...........................   24,900      (2,221)
            Accrued liabilities........................    9,012       3,970
            Income taxes payable and recoverable, net..    7,094        (168)
            Other liabilities..........................      547       2,951
                                                         -------     -------
             Net cash provided by operating activities.   77,318      84,775

Cash flows from investing activities                     -------     -------
     Additions to property, plant and equipment, net...  (20,406)    (12,552)
     Deferred blast furnace maintenance costs..........        -     (11,391)
     Gross proceeds from the sale of assets............      497       2,818
     Short-term investments, net.......................   (5,770)          -
                                                         -------     -------
             Net cash used by investing activities.....  (25,679)    (21,125)
                                                         -------     -------
Cash flows from financing activities
     Principal payments of long-term debt..............   (2,053)     (1,960)
     Dividends paid....................................   (4,019)          -
     Purchases of treasury stock.......................   (1,200)          -
                                                         -------     -------
             Net cash used by financing activities.....   (7,272)     (1,960)
                                                         -------     -------
Net increase in cash and cash equivalents..............   44,367      61,690
Cash and cash equivalents at beginning of period.......   94,266      71,426
                                                         -------     -------
Cash and cash equivalents at end of period.............$ 138,633    $133,116
                                                         =======     =======
Supplemental disclosure of cash flow information
     Cash paid for interest............................$  11,811    $ 12,644
     Cash paid for income taxes........................    6,071      18,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              ( Unaudited )
          Three and nine month periods ended July 31, 1996 and 1995

NOTE 1 :  BASIS OF PRESENTATION
WCI Steel, Inc. (Company or WCI) is a majority-owned subsidiary of The Renco Group, Inc. (Renco or Parent). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine month periods ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders filed on Form 10-K for the fiscal year ended October 31, 1995.

NOTE 2 :  INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 1996 and October 31, 1995 follows:

                                                July 31,     October 31,
                                                  1996          1995
                                               -----------   -----------
                                               (Unaudited)
                                                ( Dollars in thousands )
         Raw materials.........................$  30,785     $  41,471
         Finished and semi-finished product....   57,807        65,979
         Supplies..............................      380           571
                                                --------      --------
                                                  88,972       108,021
         Less LIFO reserve.....................    7,928         6,932
                                                --------      --------
                                               $  81,044     $ 101,089
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

On June 29, 1995, the Department of Justice, on behalf of the Environmental Protection Agency (EPA), instituted a civil action against WCI under the Clean Water Act in the United States District Court for the Northern District of Ohio. The action alleges numerous violations of the Company's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1995, inclusive. On March 29, 1996, the Department of Justice on behalf of the EPA, instituted another civil action against the Company in the same court, under the Clean Air Act, alleging violations by

                     WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ( Unaudited )
              Three and nine month periods ended July 31, 1996 and 1995

the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. Each action seeks a civil penalty not to exceed the statutory maximum of $25,000 per day per violation and also seeks an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalty for the alleged violations is unlikely based upon past judicial penalties imposed under the Clean Water Act and the Clean Air Act, and that it has defenses to liability. However, no assurance can be given that the Company will not be found to have liability and, if it has liability, that the statutory maximum penalty will not be imposed. If the statutory maximum penalty or a similarly substantial penalty were imposed, it could have a material adverse effect on the Company. The Company is negotiating with the EPA toward a settlement of these matters.

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

On January 23, 1996 two retired employees instituted an action against the Company in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans were violative of certain agreements, Employee Retirement Income Security Act (ERISA), National Labor Relations Act and common law. The plaintiffs seek declaratory and injunctive relief and damages and allege that they bring this action as a class action. The Company denies the plaintiffs allegations of liability and has filed for dismissal of the action. The court has not ruled on the Company's motion.

In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its operations. Certain of these actions are covered by insurance. Although the outcome of the above described matters, to the extent they exceed applicable reserves, could have a material adverse effect on the future operating results of the Company in a particular quarterly or annual period, the Company believes that the effect of such matters will not have a material adverse effect on the Company's consolidated financial position.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth selected operating data of WCI for the periods indicated below.

                                          Three months          Nine months
                                         ended July 31,        ended July 31,
                                         1996      1995       1996      1995
                                              ( Dollars in thousands )
  Net sales...........................  $174,695 $170,742    $490,147 $523,611
  Gross margin........................    29,430   31,698      78,680   99,777
   Gross margin as a % of net sales...     16.8%    18.6%       16.1%    19.1%

  Operating income....................    18,040   20,409      45,781   67,446
   Operating income as a % of net sales    10.3%    12.0%        9.3%    12.9%

  Net interest expense................    (4,481)  (4,847)    (14,273) (15,697)
                                         -------  -------     -------  -------
            Net income................   $ 8,130 $  9,371    $ 19,112 $ 31,419
                                         =======  =======     =======  =======

Three Months Ended July 31, 1996
Compared To Three Months Ended July 31, 1995

Net sales for the three months ended July 31, 1996 were $174.7 million on 363,765 tons shipped, representing a 2.3% increase in net sales and a 12.3% increase in tons shipped over the three months ended July 31, 1995. Net sales per ton shipped declined 8.9% to $480 compared to $527 for the 1995 quarter due to lower prices realized on spot market sales. The 1996 period included a slightly higher mix of custom carbon, alloy and electrical steel products which accounted for 63.8% of total shipments compared with 61.8% in the 1995 quarter.

Gross margin was $29.4 million for the three months ended July 31, 1996 compared to $31.7 million for the three months ended July 31, 1995. The decline in gross margin reflects lower sales prices partially offset by increased shipping volume and lower per ton operating costs. The 1995 period included cost penalties from a blast furnace reline and the restart of the furnace.

Operating income was $18.0 million, $50 per ton shipped, for the three months ended July 31, 1996 compared to $20.4 million, $63 per ton shipped, for the three month period ended July 31, 1995. The decline in operating income per ton in the 1996 period reflects the lower gross margin described above.

As a result of the items discussed above, net income was $8.1 million ($.22 per common share) for the three months ended July 31, 1996 compared to net income of $9.4 million ($.26 per common share) for the three months ended July 31, 1995.

Nine Months Ended July 31, 1996
Compared To Nine Months Ended July 31, 1995

Net sales for the nine months ended July 31, 1996 were $490.1 million on 1,054,585 tons shipped, representing a 6.4% decline in net sales and a 4.1% increase in tons shipped compared to the nine months ended July 31, 1995.
Net sales per ton shipped declined 10.1% to $465 compared to $517 for the nine months ended July 31, 1995 due to lower prices realized in the spot market as well as a change in product mix. The 1996 period included the sales of lower value added semi-finished steel and a lower mix of custom carbon, alloy and electrical steel products which accounted for 55.4% of total shipments in the first nine months of 1996 compared with 58.6% in the first nine months of 1995. There were no sales of semi-finished steel during the three months ended July 31, 1996. The sales mix and volume were adversely effected by the 54 day contract dispute with certain hourly employees which was concluded October 24, 1995. As of July 31, 1996 the Company had a backlog of 299,378 tons compared to 241,475 tons at July 31, 1995.

Gross margin was $78.7 million for the nine months ended July 31, 1996 compared to $99.8 million for the nine months ended July 31, 1995. The decline in gross margin reflects the lower sales prices and the change in product mix mentioned above offset somewhat by higher volume and improved per ton operating costs in the 1996 period. The 1995 period included cost penalties related to a blast furnace reline and the restart of the furnace.

Operating income was $45.8 million, $43 per ton shipped, for the nine months ended July 31, 1996 compared to $67.4 million, $67 per ton shipped, for the nine months ended July 31, 1995. These operating results reflect the lower gross margin described above and higher depreciation and amortization expense associated with the Company's blast furnace reline completed in May 1995.

As a result of the items discussed above, net income was $19.1 million ($.52 per common share) for the nine months ended July 31, 1996 compared to net income of $31.4 million ($.86 per common share) for the nine months ended July 31, 1995.


Liquidity and Capital Resources

At July 31, 1996 the Company had $156.7 million of cash, cash equivalents, and short-term investments with no borrowings outstanding under its $100 million revolving credit agreement. The Company amended its $100 million Revolving Credit Facility (Revolver) during August 1996. This amendment extended the expiration date to December 29, 1999 and reduced the interest rate to prime plus 0.5% or, at the Company's option, a Eurodollar based rate.

WCI's liquidity requirements result primarily from capital investments, working capital requirements, postretirement health care and pension funding, interest expense, and principal payments on its indebtedness. WCI has met these requirements in 1996 and 1995 from cash provided by operating activities. Cash provided by operating activities was $77.3 million for the nine months ended July 31, 1996 compared to $84.8 million for the nine months ended July 31, 1995.

The steel industry has become increasingly competitive as technological developments have resulted in additional capacity and has allowed mini-mills to enter certain of the sheet markets, including certain WCI markets, previously supplied by integrated producers. In addition, significant new steel making capacity is expected to be available in late 1996 and 1997. This has resulted in significant investments in plant and equipment throughout the industry which is expected to improve efficiency, productivity and quality and further increase competition. The Company has an extensive capital program designed to enhance or maintain its competitive position. Capital expenditures for the nine months ended July 31, 1996 and 1995 were $20.4 million and $23.9 million, respectively. Capital expenditures in 1996 are expected to be approximately $30 million to $35 million in the aggregate. Major projects accounting for most of the planned expenditures are the upgrade of the hot strip mill and the installation of a hydrogen anneal facility. Management expects to fund the Company's capital expenditures in 1996 from cash balances and cash provided by operating activities. At July 31, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $17.7 million related primarily to the hot strip mill upgrade.

The Company's debt repayment requirements are less than $2.5 million annually through 2000. Management expects to generate cash flows from operations sufficient to service these debt obligations.

On June 18, 1996, the Company's Board of Directors authorized the purchase of up to $1.2 million of common stock. This stock repurchase program was completed during July 1996 with the Company having acquired 222,300 common shares.

At pricing in effect on July 31, 1996, the Company has commitments under its raw material supply contracts for blast furnace coke, iron ore and oxygen of approximately $62.4 million for the remainder of fiscal 1996, and $211.1 million in the aggregate thereafter.


Environmental

WCI has made and will continue to make the necessary capital expenditures for environmental remediation and compliance with environmental laws and regulations. The Company believes that compliance with environmental requirements as presently interpreted and enforced, including remediation of existing conditions, could have a material adverse effect on the future operating results of the Company in a particular quarterly or annual period; however, the effect of such matters should not have a material adverse impact on its consolidated financial position.

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


Other

The Board of Directors on September 3, 1996 authorized a dividend payment of 7 cents per common share payable October 1, 1996 to shareholders of record on September 17, 1996 and authorized the expenditure of up to $1.2 million for the purchase of shares of common stock of the Company from time to time in the open market or in negotiated transactions at approximately the current market price at that time.

                        PART II - OTHER INFORMATION

                               WCI STEEL, INC.



Item 1.   Legal  Proceedings

United States v. WCI Steel, Inc.  (Two cases)
- ---------------------------------------------
          Reference is made to the description of this action contained in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996. See also discussion in Management's Discussion and Analysis.


Thomas C. Williams, etc. v. WCI Steel, Inc.
- -------------------------------------------
          Reference is made to the description of this action contained in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996.


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.


          (b)  Reports on Form 8-K:

               No report on Form 8-K was filed during the quarter ended July 31, 1996.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: September 11, 1996                      /S/ BRET W. WISE
                                        -----------------------------
                                        Bret W. Wise
                                        Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

                               WCI STEEL, INC.

                               EXHIBIT INDEX



          Exhibit Number                   Description

              10.1 Amendment No. 6 dated June 17, 1996 to the amended and restated Loan and Security Agreement with Congress Financial Corporation and Security Pacific Business Credit Inc. which extends the expiration date to December 29, 1999 and reduces the interest rate to prime plus 0.5% or, at the Company's option, a Eurodollar based rate.




              27.             Financial Data Schedule