Form 10-K405
period 1996-10-31
WCI STEEL INC
filed 1997-01-29
CIK 897745

-----------------------------------------------------------------------------
                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended October 31, 1996.
                                   or
/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from           to

                     Commission file number: 1-13028
                                             -------
                              WCI STEEL, INC.
         (Exact name of registrant as specified in its charter)

                OHIO                              34-1585405
      (State of incorporation)        (I.R.S. Employer Identification No.)

    1040 PINE AVE., S.E., WARREN, OHIO            44483-6528
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (330) 841-8314

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of each class      Name of exchange on which registered
          -------------------      ------------------------------------
                None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
                                                  / X /  Yes  /  / No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K.                      / X /

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at January 28, 1997 was $0.

The number of shares of Common Stock (no par value, $.01 stated value) of the registrant outstanding as of January 28, 1997 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

  None.
-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES
                                   FORM 10-K
                                     INDEX
                        --------------------------------


PART I                                                              Page No.
------------------------------------------------------------------  --------

     Item  1.  Business                                                 4

     Item  2.  Properties                                              17

     Item  3.  Legal Proceedings                                       17

     Item  4.  Submission of Matters to a Vote of Security Holders     18

PART II
------------------------------------------------------------------
     Item  5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                             19

     Item  6.  Selected Financial Data                                 20

     Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                              22

     Item  8.  Financial Statements and Supplementary Data             27

     Item  9.  Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure                  46

PART III
------------------------------------------------------------------
     Item 10.  Directors and Executive Officers of the Registrant      47

     Item 11.  Executive Compensation                                  49

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                          52

     Item 13.  Certain Relationships and Related Transactions          53

PART IV
------------------------------------------------------------------
     Item 14.  Exhibits, Financial Statement Schedule,
               and Reports on Form 8-K                                 55

     Financial Statement Schedule
      (including  Independent Auditors Report on Financial
       Statement Schedule)                                             55

     Signatures                                                        57

     Exhibit Index                                                     58

                                   PART I



ITEM 1.  BUSINESS


GENERAL

WCI Steel, Inc. (WCI or Company), a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988 and commenced operations on September 1, 1988. WCI's primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 135 grades of flat rolled custom and commodity steel products. Custom flat rolled products, which include high carbon, alloy and high strength, silicon electrical, terne coated and galvanized steel, constituted approximately 57.9% of net tons shipped during fiscal 1996. Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers.


BUSINESS STRATEGY

WCI's business strategy consists of three principal elements: (a) continue to increase sales of custom products, thereby further improving operating margins; (b) continue to build and maintain strong relationships with strategic customers, targeting customers for which it can supply at least 25% of such customers' custom steel needs; and (c) continue to improve operating efficiency and product quality through strategic cost reduction initiatives, as well as a significant capital investment program.

    INCREASE SALES OF CUSTOM PRODUCTS

In response to intense competition in commodity steels from other integrated mills (both domestic and international) and domestic minimills, WCI's strategy is to increase sales of custom products. Custom products comprised 59.4% of net tons shipped in fiscal 1995 and 57.9% for fiscal 1996. The Company's sales mix, and specifically custom product sales, were adversely impacted during the first and second quarters of fiscal 1996 due to a 54 day labor contract dispute and resulting work stoppage that began September 1, 1995 upon expiration of the Company's previous collective bargaining agreement with the United Steelworkers of America (the USWA). For the third and fourth quarters of fiscal 1996, the Company's percentage of custom steel products was 64.8% of net tons shipped versus 44.4% during the first quarter of fiscal 1996, immediately following the settlement of the labor contract dispute. With less competition in custom products, WCI believes it can sustain higher prices and operating margins in these products compared to commodity steel products. There can be no assurance, however, that WCI will be able to sustain such prices or margins.

The Continuous Caster installed during fiscal 1992 enabled WCI to improve the quality and mix of its products and to enter new markets. WCI offers approximately 135 grades of custom and commodity steel with cast quality. With the Continuous Caster, WCI has achieved substantial cost savings, as well as gained the ability to offer products with higher quality standards to a broader group of customers. In addition, the Company is currently completing the first phase of a three to five year upgrade to its hot strip mill. The first phase of the upgrade, expected to be completed in mid-1997, will improve the Company's product quality and expand WCI's product range.


         BUILD AND MAINTAIN STRONG RELATIONSHIPS WITH STRATEGIC CUSTOMERS

The second component of WCI's strategy is to become a major supplier to its strategic customer base. WCI targets accounts where it can supply 25% or more of the customer's steel requirements. Specifically, WCI looks for custom steel customers with needs that currently are incompatible with the market direction or production capabilities of major integrated producers and minimills. Examples of such needs are as follows: small order quantities; narrow widths; and specialized chemistries and/or metallurgical properties. WCI invests significant resources in these customers, building processing and product knowledge over time. WCI believes that as a significant supplier, it will have a certain degree of protection against competition due to WCI's investment in processing knowledge, its high level of service to these customers and the difficulty competitors have with the smaller order quantities, typical of WCI's custom steel products.

        IMPROVE OPERATING EFFICIENCIES AND PRODUCT QUALITY

WCI is committed to improving its operating efficiencies through focused capital investment and the implementation of non-capital cost reduction programs throughout its operations. Since its inception in 1988, WCI has completed over $270 million of capital investments designed, in part, to decrease production costs, increase product range and improve product quality, as well as increase productivity. The cornerstone of this program was the installation of the Continuous Caster and the Ladle Metallurgy Facility (LMF) completed in December 1991 at a combined cost of $135 million. Since May 1992, the Continuous Caster has enabled the Company to offer a 100% continuously cast product line which has substantially reduced the Company's operating costs, dramatically improved the quality of its products, and enabled WCI to participate in new markets where the superiority of continuously cast steel is a competitive strength. Another capital investment was the reactivation of the Youngstown sinter plant, which reduced the Company's dependence on iron ore pellets, as well as reduced manufacturing costs by recycling waste streams from the steel making process. In May 1995, the Company completed the reline of its blast furnace, a procedure which is performed on a routine basis every eight to ten years, thereby essentially completing the upgrade of WCI's primary steelmaking capabilities.

Presently, WCI's capital investment program is focused on its finishing facilities or the customer end of the mill, the most important of which is the ongoing phased upgrade to its hot strip mill. Specifically, the Company is currently in the process of completing the initial phase of a three to five year program to upgrade its hot strip mill, the scope of which includes enhancing virtually every element of the mill operation including the heating, roughing, finishing, cooling and coiling processes. When completed in mid-1997, this initial phase will significantly improve product quality and expand WCI's product range, in addition to reducing operating costs. WCI has also recently installed a high-temperature hydrogen anneal facility to meet the rising demand for silicon electrical steels, an important custom product for WCI.

In addition to the ongoing capital investment program, WCI expended on average approximately $69 per net ton shipped on maintenance expenditures during the period fiscal 1992 through fiscal 1996 or an average of approximately $89 million annually. As a result of these expenditures, in addition to the ongoing capital investment program, the Company believes that it operates and will continue to maintain a modern and efficient integrated steel mill offering a diverse product mix.

Consistent with WCI's commitment to improve product quality and operating efficiencies, the Company obtained in 1995 ISO 9002 certification, an internationally recognized quality systems standard. The Company undergoes periodic audits to verify its continued compliance with the standard.

PRODUCTS

    OVERVIEW

WCI produces a wide range of custom flat rolled steel products, including high carbon, alloy and high strength, silicon electrical, terne coated and galvanized steel. WCI's custom steels are used in the manufacture of a variety of high value-added applications such as saw blades, golf club shafts, lawn mower blades, drive chain links, razor blades, hand and garden tools, electric motors, fuel tanks, automotive bumpers and culvert products. In these markets, WCI competes principally on the basis of (a) customer and product requirements, including small order quantities, specialized chemistries, narrow widths and delivery performance, (b) quality and (c) to a lesser extent, price. WCI's commodity steel product sales consist principally of hot and cold rolled low carbon sheet steel. Many of these products are sold to customers that manufacture a variety of steel products, including tubular products, containers and metal stamped parts. In these markets, WCI competes principally on the basis of price and delivery performance. Export sales ranged from 0.9% to 2.0% of net sales during the last three fiscal years.

Estimates about the size of the segments of the domestic steel market contained herein have been developed by the Company primarily from internal sources, including market and customer data, and to a lesser extent, from published industry data and reflect the Company's current estimates; however, no assurance can be given regarding the accuracy of such estimates.



                              Net Tons Shipped               Percent of Total

                             Fiscal Year Ended               Fiscal Year Ended
                                October 31,                     October 31,
                         1994      1995      1996        1994      1995      1996


Custom Products:
 Hot and
  Cold Rolled:
  High Carbon........   268,837   208,583   247,547      18.3%     17.1%     17.7%
  Alloy..............    62,955    67,159    85,343       4.3       5.5       6.1
  High Strength......    91,024    82,814    94,055       6.2       6.7       6.7
                        -------   -------   -------      ----      ----      ----
 Total Hot and Cold
  Rolled.............   422,816   358,556   426,945      28.8      29.3      30.5
 Coated:
  Silicon............   100,948    86,788    92,678       6.9       7.1       6.6
  Galvanized (Non-
   Culvert)..........   148,157   134,090   130,774      10.1      11.0       9.4

  Galvanized (Culvert
   Coil).............   139,628   128,505   146,692       9.5      10.5      10.5
  Terne..............    23,319    18,061    12,208       1.6       1.5       0.9
                        -------   -------   -------      ----      ----      ----
 Total Coated........   412,052   367,444   382,352      28.1      30.1      27.4
                        -------   -------   -------      ----      ----      ----
Total Custom Products   834,868   726,000   809,297      56.9      59.4      57.9
Total Commodity......   633,227   495,940   587,435      43.1      40.6      42.1
                        -------   -------   -------      ----      ----      ----
Total Steel
 Products...........  1,468,095 1,221,940 1,396,732     100.0%    100.0%    100.0%
                      ========= ========= =========     =====     =====     =====

CUSTOM PRODUCTS

High Carbon, Alloy, High Strength---WCI has developed specialty niche markets for high carbon, alloy and high strength steel products that are sold to strip converters, steel service centers, and automobile and automotive parts manufacturers. Products required by the strip converter customers are characterized by low order quantities, relatively narrow width and specific metallurgical properties. Certain specific physical properties are met by introducing particular alloys or elements such as chrome, molybdenum, manganese and vanadium in the LMF or Basic Oxygen Furnace (BOF) during the steelmaking process or additionally through other finishing processes such as annealing. WCI presently produces over 100 specialized chemistries for these niche markets.

WCI's customers in this sector, in turn, supply end-users which have highly specific and defined product needs requiring the strip converter to order steel in narrow widths, close gauge tolerances, minimal crown profiles and critical surface qualities. Due to the nature of these customer requirements, high carbon and alloy custom steels are not manufactured readily by the larger integrated mills or minimills. The larger integrated producers prefer to produce large quantities of a particular size and grade, rather than small quantities of special grades needed by customers in this market. In addition, since the hot strip mills of large integrated producers and minimills typically are configured to handle wide sheet steel (60 or more inches wide), it is not cost effective for them to produce and roll narrow width (less than 36 inches wide) coils to meet the requirements of these customers.

From 1989 to 1996, WCI has grown its annual custom high carbon, alloy and high strength hot rolled business by 171%. WCI attributes this increase to the installation of the Continuous Caster, the implementation of its marketing strategy and a major competitor ceasing operations. Management believes that demand from these custom niche markets is relatively stable.

In the high carbon and alloy market, WCI competes primarily with Acme Steel and Bethlehem Steel (Sparrows Point facility in Maryland) in the United States, as well as various steel producers in Canada, Europe and Japan. In the high strength market, WCI competes with various major integrated mills.

Management believes that the domestic market for high carbon steel in fiscal 1996 was approximately 787,000 tons, of which WCI supplied 247,547 tons or approximately 31.5% of this market. In addition, the estimated market for alloy steel in fiscal 1996 was approximately 258,000 tons, of which WCI supplied 85,343 tons or approximately 33.1% of this market. WCI supplied 94,055 tons of high strength steel in fiscal 1996, which represents a small percentage of this market.

Silicon---Silicon electrical steel is sheet steel that exhibits certain electrical or magnetic properties as a result of the introduction of silicon at the BOF during the steelmaking process. Silicon steel is used in the manufacture of transformers, power generators, lighting ballasts and electric motors. The magnetic properties of this product permit electric motors to run at high speeds for extended periods of time with greater efficiency while minimizing heat loss.

The market for electrical sheet steel can be divided into two main segments: grain oriented silicon sheet and non-grain oriented silicon sheet. The distinction between grain and non-grain oriented silicon sheet pertains to the electrical properties of the steel. WCI's silicon annealing line is designed for production of non-grain oriented silicon sheet and all of WCI's silicon shipments are in this segment.

In response to the rising demand for non-grain oriented silicon electrical steels, WCI has recently installed a high temperature hydrogen anneal facility. The expectations for higher demand are based upon a new U.S. government standard to take effect in October 1997, which requires higher energy efficiency in electric motors. The new facility will enable WCI to produce improved magnetic and metallurgical properties and to supply more sophisticated grades of fully processed, non-grain oriented silicon electrical steels.

Management believes that the market for non-grain oriented silicon steel in fiscal 1996 was approximately 232,000 tons, of which WCI supplied 92,678 tons or approximately 39.9% of this market. Presently, WCI's principal competitor in this category is Armco Inc., which essentially supplies the balance of this market.

Galvanized (Non-Culvert)---Galvanized steel is zinc-coated sheet steel produced on WCI's hot dipped galvanizing line. The market for galvanized sheet steel is divided into two broad categories: heavy and light gauge steel. Heavy gauge galvanized steel is used in the manufacture of electrical boxes, automotive bumpers and grain bins, as well as many other end uses. Light gauge galvanized steel is used in numerous applications such as automotive applications, metal building panels and framing, roofing and siding, roof and floor deck material, heating ducts, as well as metal building studs.

WCI's galvanized finishing line is suited to produce heavy gauge steel, and as a result, a majority of WCI's galvanized shipments are in this sector.
WCI believes that its galvanized finishing line provides WCI with a distinct competitive advantage on heavy gauge applications because it permits the use of hot rolled sheet directly, as compared to WCI's competitors for which cold rolled sheet most often is required. By eliminating the cold rolling process, WCI enjoys a substantial cost advantage, thereby permitting WCI to be more cost competitive.

In non-culvert galvanized steel, WCI supplied 130,774 tons for fiscal 1996, which represents a small percentage of the total market. WCI competes with other integrated producers including Wheeling-Pittsburgh Corporation (Wheeling-Pittsburgh), Weirton Steel Corporation and National Steel Corporation, as well as independent producers such as Metaltech.

The light gauge galvanized steel sector is among the most rapidly growing in the steel industry, due to the increased demand for this product from the automobile and metal building industries. In response to this increased demand, there has been significant finishing capacity recently added or announced by other integrated producers and minimills. Since the larger integrated producers and minimills are concentrating on the fast growing light gauge market and currently are not equipped to produce steel for heavy gauge applications, WCI views the heavy gauge segment in which it operates as an attractive niche market. This market has not been a growth market in the recent past and is not expected to grow rapidly in the future.

Galvanized (Culvert Coil)---A significant niche market for heavy gauge galvanized sheet is culvert coil to manufacture culvert pipe. Culvert pipe is used in drainage systems and is tied principally to road construction.
WCI inventories culvert coil in four facilities nationally for quick distribution to its customer base. WCI estimates that the market for galvanized culvert steel in fiscal 1996 was approximately 330,000 tons, of which WCI supplied 146,692 tons or approximately 44.5% of this market. Other significant producers of galvanized culvert coil are Wheeling-Pittsburgh and Gulf States Steel.

Terne---Terne steel is sheet steel coated with a mixture of lead and tin and is principally used in the manufacture of gasoline tanks. As a result, the demand for terne steel closely tracks trends in the automotive sector. Terne steel also is being used in areas where the ability to weld, solder, paint and resist corrosion is required to promote longer life and attractiveness of the end product.

WCI believes that the market for terne steel in fiscal 1996 was approximately 120,000 tons, of which WCI supplied 12,208 tons or approximately 10.2% of this market. Given the current regulatory concerns involving products containing lead, demand for terne steel is expected to decrease. Terne accounted for approximately 1% of the Company's net sales for fiscal 1996. Presently WCI's principal competitors in this market are USX - U.S. Steel Group and AK Steel.

COMMODITY PRODUCTS

In fiscal 1996, WCI shipped 587,435 tons in the aggregate of hot and cold rolled low carbon sheet and strip and low carbon semi-finished steel, which represented approximately 42.1% of the Company's net tons shipped. Hot rolled low carbon sheet is more price sensitive than custom hot rolled steels and is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers and several minimills.

As part of the Company's plan to restart its facility following settlement of the labor contract dispute, the Company shipped 45,822 tons of semi-finished steel in the first half of fiscal 1996. The Company did not make any further shipments of semi-finished product during the balance of fiscal 1996.


MARKETING

WCI's marketing and sales strategy is to focus on increasing sales of custom products and on becoming a major supplier to its strategic customer base. Over 50% of WCI's shipments are to customers within 200 miles of the Warren facility. WCI believes that, due to the large number of active and potential customers in this geographic area, it has a competitive advantage over competitors located farther away.

On October 31, 1996, WCI employed a direct sales force of ten field representatives covering potential steel accounts within WCI's geographic market. WCI has approximately 300 active accounts. The sales force is assisted in the field by a staff of eight technical service representatives with strong metallurgical and technical backgrounds. Collectively, the sales force and technical staff comprise a knowledgeable team qualified to identify and meet customers' needs.

Sales outside WCI's geographic market are made through four independent sales representatives on a commission basis. Although transportation costs can be prohibitive at extreme distances from the Warren facility, select niche custom products are competitively priced outside WCI's normal target markets. WCI believes that independent sales representatives provide the most cost effective method to access these customers. Approximately 4% of WCI's volume in fiscal 1996 was sold through the independent sales representatives.

Marketing and pricing are centralized at the Warren facility, where the marketing strategy and the pricing levels are established for all WCI products. WCI's four person marketing staff works closely with the sales and technical service representatives to coordinate its sales and marketing strategies.

On October 31, 1996, WCI employed seventeen persons at the Warren facility who provide customer service and order entry. WCI has a fully automated computerized sales network that provides the salesforce with up-to-date cost information for any set of product specifications, as well as timely order status information.

CUSTOMERS

WCI's customer strategy is to market to prospective accounts that have special needs such as small order quantities, narrow widths, specialized chemistries and other metallurgical properties not readily met by WCI's competitors. WCI targets customers for which it can supply at least 25% of such customer's steel requirements. Nevertheless, WCI attempts to minimize its customer concentration by generally not having sales to a single customer greater than 5% of net sales. Consistent with this strategy, WCI's customer base is dominated by steel converters and steel service centers, which in fiscal 1996 represented 69% of shipments. The remaining shipments were direct to end users.

 The following table sets forth the percentage of WCI's net tons shipped to various markets for the past three fiscal years.


                                           Fiscal Year Ended
                                              October 31,
Customer Category                     1994       1995       1996


 Conversion/further processing......  42.8%      39.3%      44.6%
 Steel service centers..............  25.4       23.0       24.0
 Construction.......................  11.5       13.1       11.5
 Electrical equipment...............   7.3        8.4        7.1
 Direct automotive..................   8.9       11.1        8.1
 Other..............................   4.1        5.1        4.7
                                     ------     ------     ------
   Total............................ 100.0%     100.0%     100.0%
                                     =====      =====      =====

In fiscal years 1994, 1995, and 1996, WCI's twenty largest customers represented approximately 57%, 56%, and 56%, respectively, of net sales with its largest customer, Worthington Industries, representing approximately 9.9%, 10.0% and 9.8% of net sales.

BACKLOG

On October 31, 1996, WCI's order backlog was approximately 255,000 net tons with an approximate value of $128 million compared to approximately 220,000 net tons with an approximate value of $115 million at October 31, 1995, based in each case on the then current prices. Under the applicable orders, WCI is scheduled to ship substantially all of the orders in the October 31, 1996 backlog by April 1997.

MANUFACTURING PROCESS

In WCI's primary steelmaking process, iron ore pellets, coke, limestone, sinter and other raw materials are consumed in the blast furnace to produce "hot metal." Hot metal is further converted into liquid steel through its BOF process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch basis. WCI's BOF has two vessels, each with a steelmaking capacity of 175 tons per heat. From the BOF, the heats of steel are sent to the LMF, where the temperature and chemistry of the steel are adjusted to precise tolerances. In addition, the steel may be vacuum degassed to further improve its cleanliness. Liquid steel from the LMF then is formed into slabs through the process of continuous casting. The Continuous Caster allows WCI to cast all of its steel products. After continuous casting, slabs then are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at WCI's downstream operations. Finished products are normally shipped to customers in the form of coils. WCI has linked its steelmaking and rolling equipment with a computer based integrated manufacturing control system to coordinate production and sales activities.


RAW MATERIALS

WCI's steelmaking operations are dependent on reliable supplies of various raw materials, principally iron ore pellets, coke and energy. WCI believes that it has adequate sources of its principal raw materials to meet its present needs.


     Iron Ore Pellets

WCI has a long-term contract with a major supplier of iron ore pellets for all of its requirements through fiscal 1998 and no less than half of its requirements in fiscal 1999. Iron ore pellets satisfied approximately 76% of WCI's iron ore requirements in fiscal 1996, while WCI's sinter plant provided the balance. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.


     Coke

Coke is the principal fuel used to produce liquid iron and is an essential ingredient in steelmaking. WCI has long-term contracts with two integrated steel producers for its estimated coke requirements through fiscal 1999. WCI's coke requirements are approximately 600,000 tons per year. The domestic supply of coke has decreased significantly over the last decade and is expected to decrease further in the future due to the requirements of the Clean Air Act. As the Company does not own a coke battery, it is dependent upon commercially available domestic or imported coke to sustain its operations. The Company believes that there will be adequate supplies of domestic or imported coke available for its purposes after the expiration of its contracts in 1999.

     Energy and Gases

WCI's steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends to 2001 from a local utility. WCI can generate approximately 20% of its own electrical needs. Natural gas is also purchased pursuant to a supply contract that extends to 1997. Oxygen is delivered from supplier-owned plants located at the Warren facility. Pursuant to a contract entered into in 1988, WCI is required to purchase all coke oven gas produced at an adjoining coke plant, which is usable by WCI, at a price based upon, but at a discount to, natural gas prices.

CAPITAL INVESTMENT

WCI believes that is must continuously strive to improve product quality and control manufacturing costs in order to remain competitive. Accordingly, WCI is committed to continuing to make extensive capital investments with the objective of reducing manufacturing costs per ton, improving the quality of steel produced and broadening the array of products offered to WCI's served markets. The following table summarizes the primary areas of WCI's capital investments:


                                    Fiscal Year Ended October 31,
                  ---------------------------------------------------------------
                  1989    1990    1991    1992    1993    1994    1995     1996    Total


Capital
Improvements:
 Continuous
  Caster-LMF....$ 4,659 $69,084 $42,489 $18,060 $ 1,157 $    22 $     - $     - $135,471
 Youngstown
  Sinter Plt....      -     895   7,783     758      30       -       -       -    9,466
 Hot Strip Mill
  Upgrade.......      -       -       -       -       -       -     432  22,194   22,626
 Hydrogen Anneal
  Facility......      -       -       -       -       -       -     790   2,749    3,539
 Other..........  2,809   1,808       -      45     179   1,077     612   1,932    8,462
                ------- ------- ------- ------- ------- ------- ------- ------- --------
  Total Capital
   Improvements.  7,468  71,787  50,272  18,863   1,366   1,099   1,834  26,875  179,564
Maintenance
  Capital:
 Blast Fce
  Reline........      -       -       -       -       -   5,984  14,847       -   20,831
 Mill Rolls.....  5,030   5,078   4,689   5,264   4,644   5,172   4,548   4,744   39,169
 Other..........  2,086   1,164     536   1,350   8,629   2,116   4,944   3,765   24,590
                ------- ------- ------- ------- ------- ------- ------- ------- --------
  Total Maint.
   Capital(1)...  7,116   6,242   5,225   6,614  13,273  13,272  24,339   8,509   84,590
                ------- ------- ------- ------- ------- ------- ------- ------- --------

Total Capital
 Investments....$14,584 $78,029 $55,497 $25,477 $14,639 $14,371 $26,173 $35,384 $264,154(2)

------------------------

(1) Since the installation of the Continuous Caster in fiscal 1992, WCI has expensed an average of approximately $69 per net ton shipped on maintenance expenditures averaging approximately $89 million annually.

(2) In September and October 1988, the Company completed a blast furnace reline and purchased mill rolls, for an aggregate cost of approximately $10.0 million.


ENVIRONMENTAL MATTERS

In common with much of the steel industry, WCI's facilities are located on sites that have been used for heavy industrial purposes for decades. Accordingly, WCI is subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. WCI has made and intends to continue to make the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

On June 29, 1995, the Department of Justice, on behalf of the Environmental Protection Agency (EPA), instituted a civil action against WCI under the Clean Water Act in the United States District Court for the Northern District of Ohio. The action alleges numerous violations of the Company's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1996, inclusive. On March 29, 1996, the Department of Justice on behalf of the EPA, instituted another civil action against the Company in the same court under the Clean Air Act alleging violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. Each action seeks a civil penalty not to exceed the statutory maximum of $25,000 per day per violation and also seeks an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalty for the alleged violations is unlikely based upon past judicial penalties imposed under the Clean Water Act and the Clean Air Act, and that it has defenses to liability. By letter dated November 1, 1996, EPA's Region V Water Division Director requested information pursuant to the Clean Water Act from the Company relating to the Warren facility, including information as to the effect of a prohibition against federal procurement of the Company's products on the Company's business. The Company has not been notified that the EPA will seek a federal procurement prohibition based on alleged permit violations. However, there can be no assurance that a federal procurement prohibition will not be imposed. The Company is negotiating with the EPA toward a settlement of these matters. If the Company is unable to reach a negotiated settlement and if a substantial penalty similar to the statutory maximum penalty or federal procurement prohibition were imposed, it could have a material adverse effect on the Company, the extent of which the Company is unable to estimate at this time.

WCI has obtained a storage permit under the Resource Conservation and Recovery Act (RCRA), for waste pickle liquor at its Warren facility acid regeneration plant. As a provision of the permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. WCI has developed and submitted a workplan for the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), to the EPA and is presently negotiating the scope of the RFI with the EPA. The workplan identifies thirteen historical solid waste management units which are subject to the RFI. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the findings of the RFI and the development and approval of the corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred, and there can be no assurance that it would not have a material adverse effect on the financial condition of the Company.

WCI has received from the EPA a formal request dated April 1, 1994 for information pursuant to Section 3007 of the RCRA and Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA). The request requires WCI to submit information relating to the generation, storage, treatment and disposal of solid or hazardous wastes or hazardous substances at the Warren facility. The request also requires WCI to submit certain financial information and other information needed to evaluate the facility's compliance with the RCRA and CERCLA requirements. The request does not identify violations, seek to impose penalties or monetary sanctions or require the performance of remedial activities or other capital expenditures. The request seeks information about a specific area at which waste management occurred at the Warren facility under the prior owner. This area was remediated by the prior owner before the facility was sold to WCI, and the area is also scheduled to be investigated under the corrective action RFI. Under EPA guidance, the area will not be addressed under CERCLA when it is included in the corrective action process. Because of the past remediation of the area by the prior owner and the inclusion of the area in the corrective action process, WCI believes that the area would not be regarded as a priority risk under CERCLA.

The Company's acid regeneration plant is subject to the Maximum Achievable Control Technology Standards which are expected to be promulgated by the EPA under the Clean Air Act commencing in 1997. The Company expects to have up to two years to achieve compliance once the standards are finalized. The Company is presently evaluating alternatives to achieve compliance with likely standards, including outsourcing the hydrochloric acid recycling. The Company does not believe that the cost of compliance with the standards will have a material adverse effect on the operating results or financial condition of the Company.

The Company operates a landfill at its Warren facility which receives waste materials from the iron and steel-making operations. The Company has submitted a plan to state environmental authorities to replace this landfill with a new lined landfill. The plan involves closure by removal of the present landfill by selling approximately one-third of its contents to established markets for construction materials and recycling most of the remaining contents over an extended period at the sinter plant in Youngstown, Ohio operated by the Company's subsidiary, Youngstown Sinter Company, and disposing of any non-salable or non-recyclable material in the new lined landfill. The new lined landfill construction and existing landfill closure, if pursued, is expected to be completed in seven consecutive phases. The estimated cost through Phase I is approximately $2.7 million to $3.7 million expended over three years. The estimated cost for Phase II is approximately $1.5 million expended over six years, and the estimated cost for Phase III is approximately $1.6 million expended over ten years.

EMPLOYEES

As of October 31, 1996, WCI had 540 salaried employees and 1,697 hourly employees. Most of the hourly employees are located at the Warren facility and are represented by the USWA with which WCI reached a four year collective bargaining agreement during 1995 which expires August 31, 1999. The Company's prior labor agreement with the USWA expired on August 31, 1995. At that time, the Company and the USWA were unable to reach an agreement resulting in a 54 day labor contract dispute and work stoppage.


BENEFIT PLANS

     Hourly Profit Sharing Plan

Certain hourly employees represented by the USWA participate in a profit sharing plan under which the Company pays 12% of pretax income as defined in the profit sharing agreement. The Company advances one-half of the amounts due under this plan on a quarterly basis, within 45 days following the end of each fiscal quarter, and pays the remaining amounts by February 15 of the subsequent year.


     Salaried Variable Compensation Plan

WCI has a variable compensation plan for salaried employees known as the Company Performance Compensation Program (CPC). Under the CPC, salaried employees receive variable compensation based on WCI's pretax income as defined in the plan. CPC payments are measured as a percentage of the employees base salary and paid quarterly.


     Pension

WCI has defined contribution retirement plans that cover substantially all employees. WCI follows the policy of funding contributions as earned on a monthly basis. Company contributions to the plans are based on employee age, length of service and compensation.

During 1995, the Company adopted a defined benefit floor offset pension plan which covers substantially all hourly employees at the Warren facility. The plan, when combined with benefits from the Company's defined contribution plan and benefits from an LTV Steel Company, Inc. (LTV Steel) defined benefit pension plan, will provide a minimum level of pension benefits for eligible employees. Benefits are based on age and years of service, but not compensation. Under this plan, employees will receive upon retirement a monthly benefit equal to $35 times the number of years of service with WCI, LTV Steel or its predecessors. If the employee has at least 30 years of service at retirement, the monthly benefit is subject to certain minimums based on age at retirement. Monthly benefits under the plan are reduced by any benefit from the Company's defined contribution plan (as an annuity equivalent) and the LTV Steel defined benefit pension plan. No named executive officer is eligible to participate in this plan.

     Postretirement Health Care

WCI provides postretirement health care benefits to employees who retire while meeting certain age and service eligibility requirements. As part of the 1995 labor agreement with the USWA, the Company agreed to establish a trust to hold contributions to fund future postretirement health care and life insurance obligations. This trust holds liens on certain assets of the Company and one of its subsidiaries to secure the Company's obligation for postretirement health care benefits. Company contributions are $.50 per hour or a minimum of approximately $1.5 million per year.


ITEM 2.  PROPERTIES


WCI's Warren, Ohio facility, situated on approximately 1,100 acres, includes a blast furnace, a two vessel BOF shop, an LMF and a vacuum degasser, a twin-strand Continuous Caster, a 56-inch hot strip mill, 54-inch tandem and temper mills, annealing facilities, a silicon continuous anneal line, hot-dip galvanizing and terne coating lines and other finishing facilities.

The blast furnace was relined during April and May 1995 as part of its planned maintenance, a procedure which is performed on a routine basis every eight to ten years, which required the Company to shut down the blast furnace for 36 days. In connection with the reline, the Company purchased and/or produced in advance sufficient cast slabs such that there were no material interruptions in shipments to its customers during the blast furnace reline.

The Company also owns and operates a sinter plant located in Youngstown, Ohio on 51 acres. The sinter plant converts plant waste dusts and iron ore into resources usable in the blast furnace, reducing iron ore pellet feed requirements by approximately 24% in fiscal 1996.

WCI's Niles Industrial Park is located approximately five miles from the Warren facility, and has approximately 600,000 square feet of usable building space. Presently, four steel users are tenants at the Niles facility, using 52% of the space. WCI is continuing to seek other appropriate tenants.

WCI believes that its facilities are well maintained and they are considered satisfactory for their purposes.



ITEM 3.  LEGAL PROCEEDINGS

On January 23, 1996, two retired employees instituted an action against the Company in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations Act and common law. The plaintiffs seek declaratory and injunctive relief and damages. Plaintiffs have brought this action as a class action; however, the court has not ruled as to whether this action is properly maintainable as a class action. The Company denies the plaintiffs' allegations of liability and has filed for dismissal of the action. The court has not yet ruled on the Company's motion.

On April 5, 1996, an employee instituted an action for damages against the Company in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. In July 1996, the plaintiff moved for an order permitting her to amend her complaint to add new party plaintiffs alleging a claim under only the privacy rights cause of action. The Company denies plaintiff's allegations of liability and has opposed the motion to amend the complaint. The court has not yet ruled on the plaintiff's motion. Discovery is underway, and no substantive motions have been made.

For a description of pending litigation related to environmental matters, see "Item 1. Business-Environmental Matters."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 1996.

                                 PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Effective November 27, 1996, the Company became a direct wholly-owned subsidiary of The Renco Group, Inc. (Renco) and its common stock ceased being traded on the New York Stock Exchange. Accordingly, there is no established public trading market for the Company's common stock. As of January 27, 1997, the Company had one shareholder. The Company paid no cash dividends on its common stock during fiscal 1995 and paid cash dividends of $0.18 per common share during fiscal 1996 based on the then outstanding shares. See
Note 4 to the Consolidated Financial Statements, Part II, Item 8 for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA


                                            Fiscal Year Ended October 31,
                                   1992       1993      1994(1)    1995(2)    1996(3)
                                (Dollars and tons in thousands, except per ton amounts)

Statement of Operations Data:
 Net Sales.....................  $515,708   $578,639   $709,363    $630,990   $660,801
 Cost of products sold.........   463,938    492,000    574,610     544,789    550,609
                                 --------   --------   --------    --------   --------
 Gross margin..................    51,770     86,639    134,753      86,201    110,192
 Depreciation and amortization.    22,126     20,978     19,868      21,178     22,547
 Selling, general and
  administrative expenses......    15,767     19,144     34,889      19,675     22,074
                                 --------   --------   --------    --------   --------
 Operating income..............    13,877     46,517     79,996      45,348     65,571
 Interest expense..............    13,715     23,182     28,709      25,787     24,968
 Interest and other income.....       262        301      1,505       6,212      6,545
                                 --------   --------   --------    --------   --------
 Income before income taxes,
  extraordinary losses on
  early retirement of debt
  and cumulative effect of
  change in accounting
  principle....................       424     23,636     52,792      25,773     47,148
 Income taxes..................       388      9,485     21,939      10,313     19,108
                                 --------   --------   --------    --------   --------
 Income before extraordinary
  losses on early retirement
  of debt and cumulative effect
  of change in accounting
  principle....................  $     36   $ 14,151   $ 30,853    $ 15,460   $ 28,040
                                 ========   ========   ========    ========   ========
Other Operating Data:
 Net tons shipped..............     1,209      1,302      1,468       1,222      1,397
 Percent custom products.......      44.9%      53.9%      56.9%       59.4%      57.9%
 Average selling price per net
  ton shipped..................  $    427   $    445   $    483    $    516   $    473
 Average cost per net ton
  shipped......................       384        378        391         446        394
 Average gross margin per
  net ton shipped..............        43         67         92          71         79
 Average operating income per
  net ton shipped..............        11         36         54          37         47

Balance Sheet Data:
 Cash, cash equivalents and
  short-term investments.......       719      9,366     71,426     106,548    139,541
 Working capital (excluding
  cash, cash equivalents and
  short-term investments)......    53,725     49,510     69,193      61,881     42,093
 Property, plant and equipment,
  net..........................   212,907    206,951    196,212     189,733    205,121
 Total assets..................   381,192    396,342    481,596     519,159    567,453
 Total debt (including current
  portion).....................   164,478    136,858    216,108     213,854    211,506
 Shareholders' equity..........    51,974     69,168     43,877      59,495     79,880

------------------------








  (1)  Fiscal 1994 Statement of Operations reflects $11.1 million of compensation expenses related to the Company's initial public offering and the offering of the 10.5%
       senior notes.

  (2)  Fiscal 1995 results were adversely impacted by a 54 day labor contract dispute and resulting work stoppage commencing September 1, 1995 and a 36 day blast furnace reline commencing on April 1, 1995.


  (3)  The Company's custom product mix and the results for fiscal 1996 were adversely impacted by a 54 day labor contract dispute and resulting work stoppage which was concluded on October 24, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, references to a year are to the Company's fiscal year ended October 31.


WCI was incorporated on April 13, 1988 to acquire certain steel production facilities in Warren, Ohio and other assets from LTV Inc. (LTV) and assume certain liabilities. Prior to the acquisition, the Warren facility was operated as a division of LTV, with its primary business objective being to supply other mills of LTV with commodity hot rolled steel for further processing. Upon WCI's acquisition of the Warren facility in 1988, the marketing focus shifted from being a commodity product supplier for other LTV facilities to the development and sale of higher margin custom products. These custom products, which normally cost more to produce, sell at higher prices and generally result in higher operating margins.

Since its inception, WCI has recognized the importance of investing in its production facilities in order to satisfy customer specifications and to reduce operating costs. Since 1988, the Company has completed over $270 million of capital investments including the construction and installation of the Continuous Caster in December 1991 to decrease production costs, increase its product range, improve product quality and increase productivity. Presently, the Company is undertaking a capital program focused on the finishing facilities of its operations, including a significant upgrade to its hot strip mill expected to be completed over the next three to five years. In addition to the ongoing capital investment program, WCI expended on average approximately $69 per net ton shipped on maintenance expenditures during the period fiscal 1992 through fiscal 1996 or an average of approximately $89 million annually.

INDUSTRY DEVELOPMENTS

The United States economy has been in an extended period of moderate growth since 1992. This, in addition to other factors, has resulted in increasing consumption of steel in the United States from approximately 95 million tons in calendar year 1992 to approximately 115 million tons in calendar year 1995. This moderate growth trend continued in 1996.

In addition to the growth of steel consumption, the stronger market allowed for increases in selling prices through mid-1995, at which time selling prices began to weaken through the last calendar quarter of 1995. During 1996, however, the pricing environment improved, with the implementation of several price increases throughout the year.

Results for fiscal 1995 and the first two quarters of fiscal 1996 were adversely affected by a 54 day labor contract dispute and resulting work stoppage beginning September 1, 1995 upon the expiration of the Company's previous collective bargaining agreement with the USWA. In particular, WCI's order rate, shipping volume, order backlog and net sales were significantly reduced during the work stoppage. On October 24, 1995, the Company and the USWA reached agreement on a new four year contract. Subsequent to entering into such agreement with the USWA, the Company undertook to reestablish its order rate and backlog over the first and second quarters of fiscal 1996.

Since the Company's custom product mix was below levels realized in fiscal 1995, WCI's net sales and operating income were reduced during such periods. Results for 1995 were also negatively impacted by a scheduled blast furnace reline that resulted in the idling of all the Company's steel making equipment for 36 days during April and May of 1995.

RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

Net sales in 1996 were $660.8 million on 1,396,732 tons shipped, representing a 4.7% increase in net sales and a 14.3% increase in tons shipped compared to 1995. Net sales per ton shipped declined 8.3% to $473 compared to $516 for 1995 due to lower prices realized in the spot market as well as a change in product mix. The 1996 period included the sales of approximately 46,000 tons of lower value added semi-finished steel and a lower mix of custom carbon, alloy and electrical steel products which accounted for 57.9% of total shipments in 1996 compared with 59.4% in 1995. The sales mix and volume were adversely affected during the first two quarters of fiscal 1996 by the labor contract dispute and resulting work stoppage which was concluded October 24, 1995. During the third and fourth quarters of fiscal 1996, the Company's product mix returned to a more traditional mix, with sales of custom products accounting for 64.8% of shipments compared to 62.4% during the comparable period in 1995. Shipments for the three months ended October 31, 1996 were 342,147 tons compared to 208,522 during the same period in fiscal 1995 which was adversely effected by the work stoppage. As of October 31, 1996 the Company had a backlog of approximately 255,000 tons compared to approximately 220,000 tons at October 31, 1995.

Gross margin was $110.2 million in 1996 compared to $86.2 million in 1995. The increase in gross margin reflects higher volume and improved per ton operating costs, offset somewhat by the lower sales prices in 1996 and the changes in product mix mentioned above, and a loss of $13.6 million of gross margin during the fourth quarter of 1995 as a result of the work stoppage.

Operating income was $65.6 million, $47 per ton shipped, for 1996 compared to $45.3 million, $37 per ton shipped, for 1995. The results for 1996 and 1995 reflect the gross margin discussed above, higher depreciation and amortization expense associated with the completion of the blast furnace reline completed in May of 1995 and higher selling, general and administrative expenses in the fourth quarter of 1996 compared to the same period in 1995. Selling, general and administrative expenses for the fourth quarter of 1996 were $3.3 million higher than in 1995 due primarily to reductions in expense in the fourth quarter of 1995 under the Company's variable compensation programs as a result of the loss incurred during that period.

As a result of the items discussed above, net income increased to $28.0 million for 1996 compared to net income of $15.5 million for 1995.

Fiscal 1995 Compared to Fiscal 1994

Net sales in 1995 were $631.0 million on 1,221,940 tons shipped, representing an 11.0% decrease in net sales and a 16.8% decrease in shipping volume compared to 1994. The labor contract dispute and resulting work stoppage in the fourth quarter contributed significantly to the decline in shipments as evidenced by fourth quarter shipments of 208,522 tons in 1995 compared to 389,636 tons in the fourth quarter of 1994. During 1995 the Company realized $516 per net ton shipped, a 6.8% increase from the $483 realized in 1994 reflecting a strong domestic steel market early in the year which moderated as the year progressed. Custom carbon, alloy and electrical steel products represented approximately 59.4% of tons shipped in 1995 compared to approximately 56.9% in 1994. As of October 31, 1995, the Company had a sales backlog of approximately 220,000 tons, compared to approximately 294,000 tons as of October 31, 1994.

Gross margins fell to $86.2 million in 1995 from $134.8 million in 1994.
This decrease is primarily the result of excess production costs and expenses related to idling the facilities during the labor contract dispute and resulting work stoppage, including salary and benefit costs, bonuses paid in early November 1995 to hourly and salary employees following the ratification of the new collective bargaining agreement and the lower shipping volumes during the fourth quarter discussed above. Gross margins prior to the labor contract dispute were relatively flat compared to 1994 reflecting higher sales prices in 1995 offset by higher costs associated primarily with the blast furnace reline completed in May 1995.

Operating income was $45.3 million in 1995, a $34.7 million decrease from $80.0 million in 1994. These operating results reflect the decrease in gross margins discussed above offset somewhat by lower selling, general and
administrative expenses in 1995.   Selling, general and administrative
expenses decreased $15.2 million in 1995 primarily as a result of $11.1 million of compensation expenses in 1994 related to the Company's initial public stock offering and senior notes offering and a $3.9 million reduction in 1995 related to variable compensation programs and other expenses tied to the earnings or net worth of the Company.

Interest expense decreased $2.9 million to $25.8 million in 1995 reflecting the repurchase of $43.6 million aggregate principal amount of senior notes in July 1994 in connection with the Company's initial public stock offering. Interest and other income increased $4.7 million in 1995 compared to 1994 as a result of higher cash and cash equivalents and short-term investments in 1995.

Net income decreased to $15.5 million in 1995 compared to income before extraordinary losses and an accounting change of $30.9 million in 1994, primarily as a result of the lower shipping volume and costs incurred related to the labor contract dispute and resulting work stoppage, as well as, the blast furnace reline, all of which are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash provided by operating activities. The Company's primary sources of liquidity as of October 31, 1996 consisted of cash and cash equivalents and short-term investments of $139.5 million and available borrowing under the WCI Revolving Credit Facility.

The WCI Revolving Credit Facility has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of October 31, 1996, WCI had no borrowings outstanding under the WCI Revolving Credit Facility, with a borrowing limit of $94.5 million net of $5.5 million in outstanding letters of credit.

Cash provided by operating activities was $78.0 million for 1996 compared to $60.7 million and $76.9 million for 1995 and 1994, respectively. The increase in operating cash flow in fiscal 1996 compared to fiscal 1995 resulted from improved profitability and changes in accounts receivable, inventories, income taxes recoverable and payable and accounts payable as a result of ceasing operations during the labor contract dispute in the fourth quarter of 1995.

As of October 31, 1996, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $33.8 million for 1997, and $67.5 million thereafter through fiscal 1999.

Capital expenditures were $35.4 million, $26.2 million and $14.4 million during 1996, 1995 and 1994, respectively. Capital expenditures are estimated to be $40 million to $45 million in fiscal 1997, including planned expenditures for the upgrade of the hot strip mill. The higher level of capital expenditures in 1996 reflect expenditures on the hot strip mill upgrade and hydrogen anneal facility and expenditures in 1995 reflect the blast furnace reline. Management has funded the Company's capital expenditures in 1996, 1995 and 1994 through cash balances and cash provided by operating activities. At October 31, 1996, the Company had commitments for capital expenditures of approximately $16.3 million related primarily to the hot strip mill upgrade.

On November 27, 1996 WCI Steel Holdings, Inc., a wholly-owned subsidiary of Renco, completed a tender offer in which it purchased substantially all the outstanding shares of common stock of the Company not held by Renco (Equity Tender Offer). Following the completion of the tender offer, WCI Steel Holdings, Inc. was merged with and into the Company with the Company surviving as a wholly-owned subsidiary of Renco. The total consideration paid for the common stock tendered and to non-tendering shareholders pursuant to the merger of WCI Holdings, Inc. with and into the Company was approximately $56,922,000, including related expenses.

On the same date, the Company completed the sale of $300,000,000 10% Senior Secured Notes due 2004 (Senior Secured Notes). The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete the Equity Tender Offer, complete a tender offer in which the Company acquired $206,120,000 of the $206,400,000 aggregate principal amount of the then outstanding Senior Notes at a rate of $1,125.00 per $1,000 principal amount outstanding plus accrued interest, pay a $108,000,000 dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs. As a result of these transactions, the Company expects to recognize an extraordinary loss of approximately $19,606,000, net of taxes, and compensation expenses of approximately $9,026,000 in the first quarter of fiscal 1997. The Company's liquidity was significantly reduced and its debt service requirements significantly increased as a result of these transactions. The Company may defease the remaining $280,000 principal amount of Senior Notes by depositing with the trustee money and/or U.S. government obligations sufficient to make payments with respect to the Senior Notes. Management anticipates that cash flow from operations and availability under the Company's revolving credit facility will be sufficient to finance the Company's liquidity needs for the foreseeable future.

The WCI Revolving Credit Facility and Senior Secured Notes contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.


Environmental Matters

WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring. Capital expenditures for environmental control and monitoring were $0.3 million, $2.3 million and $0.5 million in 1996, 1995, and 1994, respectively.

These expenditures related primarily to a rebuild of a basic oxygen furnace precipitator. The Company expects that future environmental capital expenditures will be dependent in part upon the outcome of certain pending environmental matters. Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $9.6 million, $8.9 million and $10.3 million for 1996, 1995 and 1994, respectively. Operating costs for fiscal 1997 for control and monitoring equipment are not expected to increase significantly from the prior periods.

Environmental laws and regulations have changed rapidly in recent years, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's consolidated financial position and future results of operations. In addition, the U.S. Environmental Protection Agency has asserted certain alleged environmental violations against the Company which are described in Note 12 to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       WCI STEEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 ( Dollars in thousands, except per share amount )
                                                           October 31,
                                                    ------------------------
                                                       1996          1995
                                                    ---------      ---------

ASSETS
Current assets
  Cash and cash equivalents.........................$  90,395      $  94,266
  Short-term investments............................   49,146         12,282
  Accounts receivable, less allowances for doubtful
    accounts of $1,600 and $2,258, respectively.....   65,869         33,616
  Inventories.......................................   96,675        101,089
  Recoverable income taxes..........................        -          5,960
  Deferred income taxes.............................   10,637         11,102
  Prepaid expenses..................................    1,244          1,372
                                                    ---------      ---------
       Total current assets.........................  313,966        259,687
Property, plant and equipment, net..................  205,121        189,733
Intangible pension asset............................   27,505         44,028
Other assets, net...................................   20,861         25,711
                                                    ---------      ---------
            Total assets............................$ 567,453      $ 519,159
                                                    =========      =========
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.................$   2,448      $   2,323
  Accounts payable..................................   79,138         47,740
  Accrued liabilities...............................   40,697         39,584
  Income taxes......................................   10,049          1,611
                                                    ---------      ---------
       Total current liabilities....................  132,332         91,258

Long-term debt, excluding current portion...........  209,058        211,531
Deferred income taxes...............................    4,365         10,367
Postretirement health benefits......................   81,795         76,287
Pension benefits....................................   34,011         44,027
Other liabilities...................................   26,012         26,194
                                                    ---------      ---------
            Total liabilities.......................  487,573        459,664
                                                    ---------      ---------
Shareholders' equity
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -              -
  Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 36,623,700
    and 36,563,300 shares issued at October 31, 1996
    and 1995, respectively..........................      366            366
  Additional paid-in capital........................      570            458
  Retained earnings.................................   80,144         58,671
  Treasury stock at cost, 222,300 shares at October
    31,1996. .......................................   (1,200)             -
                                                    ---------      ---------
           Total shareholders' equity...............   79,880         59,495
Commitments and contingencies.......................        -              -
            Total liabilities and                   ---------      ---------
            shareholders' equity....................$ 567,453      $ 519,159
                                                    =========      =========

See accompanying notes to consolidated financial statements.

                              WCI STEEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in thousands)
                                                       Years ended October 31,
                                                  -------------------------------
                                                     1996       1995       1994
                                                  ---------  ---------  ---------

  Net sales.......................................$ 660,801  $ 630,990  $ 709,363
  Operating costs and expenses
   Cost of products sold..........................  550,609    544,789    574,610
   Depreciation and amortization..................   22,547     21,178     19,868
   Selling, general and administrative expenses...   22,074     19,675     34,889
                                                  ---------  ---------  ---------
                                                    595,230    585,642    629,367
                                                  ---------  ---------  ---------
  Operating income................................   65,571     45,348     79,996
                                                  ---------  ---------  ---------
  Other income (expense)
   Interest expense...............................  (24,968)   (25,787)   (28,709)
   Interest and other income, net.................    6,545      6,212      1,505
                                                  ---------  ---------  ---------
                                                    (18,423)   (19,575)   (27,204)
                                                  ---------  ---------  ---------
     Income before income taxes, extraordinary
       losses and cumulative effect of change in
       accounting principle.......................   47,148     25,773     52,792
  Income tax expense..............................   19,108     10,313     21,939
                                                  ---------  ---------  ---------
     Income before extraordinary losses and
       cumulative effect of change in accounting
       principle..................................   28,040     15,460     30,853
  Extraordinary losses on early retirement of
    debt, net of income taxes.....................        -          -    (20,214)
  Cumulative effect of change in accounting for
    income taxes..................................        -          -        834
                                                  ---------  ---------  ---------
  Net income......................................$  28,040  $  15,460  $  11,473
                                                  =========  =========  =========









See accompanying notes to consolidated financial statements.

                               WCI STEEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (Dollars in thousands, except per share amount)

                                          Years ended October 31, 1996, 1995, and 1994

                                  -------------------------------------------------------------
                                                     Additional                       Total
                                  Preferred   Common  Paid-In  Retained  Treasury  Shareholders'
                                    Stock     Stock   Capital  Earnings   Stock       Equity
                                  --------- -------- --------  --------- ---------  -----------


Balance at October 31, 1993.......$  5,000  $ 10,000  $     -  $ 54,168  $      -    $ 69,168
Net income........................       -         -        -    11,473         -      11,473
Capital contribution..............       -         -    4,001         -         -       4,001
Common stock split and change to
 stated value of $.01 per share...       -    (9,693)   9,693         -         -           -
Issuance of common stock..........       -        58   51,826         -         -      51,884
Predecessor basis adjustment......       -         -  (65,520)  (20,480)        -     (86,000)
Redemption of preferred stock,
 including dividends of $1,950....  (5,000)        -        -    (1,950)        -      (6,950)
Other.............................       -         1      300         -         -         301
                                  --------  --------  -------  --------  --------    --------
Balance at October 31, 1994.......$      -  $    366  $   300  $ 43,211  $      -    $ 43,877
Net income........................       -         -        -    15,460         -      15,460
Other.............................       -         -      158         -         -         158
                                  --------  --------  -------  --------  --------    --------
Balance at October 31, 1995.......$      -  $    366  $   458  $ 58,671  $      -    $ 59,495
Net income........................       -         -        -    28,040         -      28,040
Dividends paid on common stock....       -         -        -    (6,567)        -      (6,567)
Treasury stock purchases..........       -         -        -         -    (1,200)     (1,200)
Other.............................       -         -      112         -         -         112
                                  --------  --------  -------  --------  --------    --------
Balance at October 31, 1996.......$      -  $    366  $   570  $ 80,144  $ (1,200)   $ 79,880
                                  ========  ========  =======  ========  ========    ========



See accompanying notes to consolidated financial statements.

                            WCI STEEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)

                                                   Years ended October 31,
                                               --------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................$  28,040  $  15,460  $  11,473
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization................   19,617     19,713     19,868
  Amortization of deferred blast furnace
    maintenance costs..........................    2,930      1,465          -
  Amortization of financing costs..............    2,180      2,180      2,272
  Postretirement health benefits...............    5,508     10,066      9,607
  Pension benefits.............................    6,507          -          -
  Provision for losses on accounts receivable..     (658)       117        812
  Deferred income taxes........................   (5,537)     3,118     (3,738)
  Extraordinary losses.........................        -          -     33,803
  Cumulative effect of change in accounting
    principle..................................        -          -       (834)
  Expenses paid by Parent net of related
    tax benefit................................        -          -      4,000
  Other........................................       (6)      (836)       720
  Cash provided (used) by changes in certain
   assets and liabilities
    Accounts receivable........................  (31,595)    39,696     (5,524)
    Inventories................................    4,414      7,334    (13,670)
    Prepaid expenses and other assets..........     (132)    (1,031)     1,012
    Accounts payable...........................   31,398    (25,209)    (7,960)
    Accrued liabilities........................    1,113     (4,823)    12,134
    Income taxes payable and recoverable, net..   14,398    (11,275)     2,572
    Other liabilities..........................     (182)     4,756     10,375
                                               ---------  ---------  ---------
Net cash provided by operating activities......   77,995     60,731     76,922
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment...  (35,384)   (14,575)    (8,387)
  Deferred blast furnace maintenance costs.....        -    (11,598)    (5,984)
  Gross proceeds from the sale of assets.......      497      2,818          -
  Purchase of short-term investments, net......  (36,864)   (12,282)         -
                                               ---------  ---------  ---------
Net cash used by investing activities..........  (71,751)   (35,637)   (14,371)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principle payments of long-term debt.........   (2,348)    (2,254)  (170,750)
  Dividends paid...............................   (6,567)         -          -
  Purchases of treasury stock..................   (1,200)         -          -
  Proceeds from issuance of long-term debt.....        -          -    250,000
  Net proceeds from issuance of common stock...        -          -     51,884
  Redemption of preferred stock, including
   cumulative dividends........................        -          -     (6,950)
  Predecessor basis adjustment.................        -          -    (86,000)
  Premiums paid on early retirement of debt....        -          -    (26,656)
  Financing costs paid.........................        -          -    (12,019)
                                               ---------  ---------  ---------
  Net cash used by financing activities........  (10,115)    (2,254)      (491)
  Net (decrease) increase in cash and cash
    equivalents................................   (3,871)    22,840     62,060
  Cash and cash equivalents at beginning
    of year....................................   94,266     71,426      9,366
                                               ---------  ---------  ---------
  Cash and cash equivalents at end of year.....$  90,395  $  94,266  $  71,426
                                               =========  =========  =========


  Supplemental disclosure of cash flow
   information
      Cash paid for interest...................$  22,888  $  23,718  $  25,386
      Cash paid for income taxes ..............   10,247     18,471     11,561



See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
-----------------------------------------------------------------------------
    At October 31, 1996, WCI Steel, Inc. (Company) was a majority-owned subsidiary of The Renco Group, Inc. (Renco or Parent). The Company became a wholly-owned subsidiary of Renco on November 27, 1996
    (see Note 4).

    (a)  Nature of Operations

    The Company is a niche oriented integrated producer of value-added, custom steel products. The Company produces a wide range of custom flat rolled products at its primary facility in Warren, Ohio, including high carbon, alloy and high strength, silicon electrical, terne coated and galvanized steel. The Company's primary customers are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and to a lesser extent, automobile and automotive parts manufacturers located principally in the U.S.

    During 1996 and 1994, no single customer accounted for more than 10% of net sales. During 1995, sales to the Company's largest customer accounted for 10.0% of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries and geographic locations.

    Since its inception the Company has had labor agreements with the United Steelworkers of America (USWA) and other organized labor organizations. The USWA represents approximately 75% of the Company's employees. The Company has a four-year agreement with the USWA effective September 1, 1995.

    (b)  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.


    (c)  Cash and Cash Equivalents

    Cash and cash equivalents include cash on hand and short-term investments with maturities of three months or less from the date of acquisition.

    (d)  Short-term Investments

    Short-term investments consist of United States government or agency issues which have maturities of less than one year but greater than three months when purchased. These investments are stated at cost plus accrued interest which approximates market value.

    (e)  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

    (f)  Property, Plant and Equipment

    Property, plant and equipment is recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment
    4 to 25 years with a weighted average of 18 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

    (g)  Other Assets

    Other assets include deferred financing costs which are amortized using the effective yield method over the term of the related financing and deferred blast furnace maintenance costs which are amortized using the straight-line method over a six-year period.

    (h)  Income Taxes

    The Company is included in the consolidated income tax return of Renco. Under the terms of the tax sharing agreement with Renco, income taxes are allocated to the Company on a separate return basis, except that transactions between the Company, its subsidiaries, Renco and Renco's other subsidiaries are accounted for on a cash basis and the Company does not receive the benefit of net operating tax loss carryforwards, unless such tax losses were a result of timing differences between the Company's accounting for tax and financial reporting purposes.

    Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement
    109).

    (i)  Environmental Compliance Costs

    Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial expenditures are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's development of, or commitment to, a plan of action based on the then known facts.

    (j)  Use of Estimates in Preparation of Consolidated Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Inventories
-----------------------------------------------------------------------------
    Inventories consist of the following:
                                                October 31,
                                         ------------------------
                                            1996           1995
                                          (Dollars in thousands)
    Raw materials........................$  40,828      $  41,471
    Finished and semi-finished product...   62,340         65,979
    Supplies.............................      393            571
                                         ---------      ---------
                                           103,561        108,021
    Less LIFO reserve....................    6,886          6,932
                                         ---------      ---------
                                         $  96,675      $ 101,089
                                         =========      =========

(3) Property, Plant and Equipment
-----------------------------------------------------------------------------
    Property, plant and equipment is comprised of the following:

                                                  October 31,
                                           ------------------------
                                              1996           1995
                                            (Dollars in thousands)
    Land and improvements................ $     493     $     585
    Buildings............................    25,641        24,965
    Machinery and equipment..............   254,118       252,988
    Construction in progress.............    32,558         4,043
                                          ---------     ---------
                                            312,810       282,581
    Less accumulated depreciation........   107,689        92,848
                                          ---------     ---------
                                          $ 205,121     $ 189,733
                                          =========     =========
(4)  Long-Term Debt
-----------------------------------------------------------------------------
     Long-term debt consists of the following:
                                                October 31,
                                          -----------------------
                                             1996           1995
                                           (Dollars in thousands)
    Senior Notes with interest at 10.5%
      payable semi-annually, due 2002.....$ 206,400     $ 206,400
    Revolving Credit Facility(Revolver)
      with interest at prime plus 0.5%
      (8.75% at October 31, 1996)
      payable monthly.....................        -             -
    Other.................................    5,106         7,454
                                          ---------     ---------
                                            211,506       213,854
    Less current portion of long-term
      debt................................    2,448         2,323
                                          ---------     ---------
                                          $ 209,058     $ 211,531
                                          =========     =========

    The Company has a $100,000,000 Revolver secured by and subject to eligible inventories and receivables as defined, reduced by any outstanding letters of credit. The Revolver is subject to an annual commitment fee of .5 of 1% of the unused balance up to $75,000,000 payable monthly. There were no borrowings outstanding under the Revolver as of or during the year ended October 31, 1996. The Revolver, which expires December 29, 1999, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had approximately $5,536,000 in letters of credit outstanding at October 31, 1996. The Revolver is subject to a penalty of $500,000 if terminated, without being refinanced with the same lender, prior to December 29, 1998 and $250,000 thereafter if terminated before expiration.

    In December 1993 an affiliate of the Company completed the sale of $250,000,000, 10.5% senior notes (Senior Notes) due 2002. Upon merger of the affiliate into the Company the Senior Notes became a direct obligation of the Company. The proceeds from the Senior Notes were used to acquire all of the outstanding capital stock of the Company for $86,000,000 from Renco, to retire the Company's then outstanding 12.625% notes at a rate of $1,200 per $1,000 principal amount outstanding plus accrued interest and to cover transaction costs. Upon completion of these transactions, Renco paid $6,000,000 of bonuses to certain executives of the Company. The bonuses are reflected as compensation in the Company's statement of income in fiscal 1994 and as a capital contribution, net of income taxes.

    In July 1994, the Company completed an initial public offering (IPO) of 5,750,000 common shares at $10.00 per share. The net proceeds of the IPO (after deducting offering transaction expenses and underwriting discounts of $5,616,000 in the aggregate) were $51,884,000, of which $6,950,000 was used to repurchase all of the outstanding preferred stock of the Company including cumulative dividends, and the remainder was used to repurchase $43,600,000 aggregate principal amount Senior Notes.

    As a result of the above transactions, the Company recognized extraordinary losses of $20,214,000 in 1994, net of income tax benefits of $13,589,000, consisting primarily of premiums paid on the early retirement of debt and accelerated amortization of deferred financing costs.

    On November 27, 1996 WCI Steel Holdings, Inc., a wholly-owned subsidiary of The Renco Group, Inc., completed a tender offer in which it purchased substantially all the outstanding shares of common stock of the Company not held by Renco (Equity Tender Offer). Following the completion of the tender offer, WCI Steel Holdings, Inc. was merged with and into the Company with the Company surviving as a wholly-owned subsidiary of Renco. The total consideration paid for the common stock tendered and the common stock reacquired as a result of the merger of WCI Holdings, Inc. with and into the Company was approximately $56,922,000, including related expenses.

    On the same date, the Company completed the sale of $300,000,000 10% senior secured notes (Senior Secured Notes) due 2004. The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete the Equity Tender Offer, a tender offer in which the Company acquired $206,120,000 of the $206,400,000 aggregate principal amount of the then outstanding Senior Notes at a rate of $1,125 per $1,000 principal amount outstanding plus accrued interest, pay a $108,000,000 dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs. As a result of these transactions, the Company expects to recognize an extraordinary loss of approximately $19,606,000, net of taxes, and compensation expenses of approximately $9,026,000 in the first quarter of fiscal 1997.

    The Senior Secured Notes are secured by a second priority lien on substantially all of the existing property, plant and equipment of the Company which will become a first priority lien if all of the Senior Notes are extinguished.

    The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period.

    Aggregate principal payments on long-term debt for the five years subsequent to October 31, 1996 are as follows: $2,448,000 in 1997, $1,320,000 in 1998, $116,000 in 1999, $122,000 in 2000 and $128,000
    in 2001.

(5)   Accrued Liabilities
-----------------------------------------------------------------------------
    Accrued liabilities included employment related costs of $26,026,000 and $25,140,000 at October 31, 1996 and 1995, respectively.

(6)   Employee Compensation Plans
-----------------------------------------------------------------------------
    The Company has a profit sharing plan for the benefit of substantially all bargained-for employees and a variable compensation plan for the benefit of substantially all salaried employees. The amount of compensation due under these plans is based on the Company's pretax income as defined under the agreements. Total expense under the plans was $10,936,000, $8,455,000 and $15,297,000 for the years ended October 31,
    1996, 1995, and 1994, respectively.

    In addition, the Company has deferred compensation agreements with certain management employees, which are based on changes in the net worth of the Company, as defined. For the years ended October 31, 1996, 1995, and 1994, the Company expensed approximately $3,064,000, $2,638,000 and $9,902,000, respectively, under these plans.

(7)   Pension Plans
-----------------------------------------------------------------------------
    The Company has defined contribution retirement plans that cover substantially all employees. The Company follows the policy of funding these retirement plan contributions as accrued. The Company's contributions to the plans are based on employee age and compensation. The Company contributions, paid or accrued, aggregated approximately $5,376,000, $4,988,000 and $4,953,000 for the years ended October 31,
    1996, 1995, and 1994, respectively.

    The Company adopted a defined benefit pension plan on October 27, 1995 which covers substantially all bargained-for employees, provides minimum pension benefits based on age, years of service and benefits provided under the Company's defined contribution plan and a predecessor company's defined benefit plan. The Company intends to make future contributions to the plan in amounts that meet or exceed the minimum funding requirements of ERISA and the Internal Revenue Code.

    The following table sets forth the funded status of the plan at October 31:

    Actuarial present value of benefit obligations (dollars in thousands):

                                                            October 31,
                                                      ---------------------
                                                        1996          1995
                                                      (Dollars in thousands)
        Accumulated benefit obligation, including
          vested benefits of $31,912 and $38,500,
          respectively............................... $ 47,947      $ 58,028
                                                      ========      ========
        Projected benefit obligation................. $ 48,498      $ 58,528
        Plan assets at fair value....................   13,936        14,001
                                                      --------      --------
        Projected benefit obligation in excess
          of plan assets.............................   34,562        44,527
        Unrecognized net gain from past experience
          different from that assumed and effects
          of changes in assumptions..................   10,937             -
        Unrecognized prior service cost..............  (38,993)      (44,528)
        Additional minimum liability.................   27,505        44,028
                                                      --------      --------
        Accrued pension cost......................... $ 34,011      $ 44,027
                                                      ========      ========

    Plan assets consist primarily of listed common stocks and corporate and government bonds. Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, requires the Company to recognize a minimum pension liability equal to the amount by which the actuarial present value of the accumulated benefit obligation exceeds the fair value of the plan assets. Accordingly, the Company has recognized a liability in the amount of $34,011,000 and $44,027,000 at October 31, 1996 and 1995. A corresponding amount is recognized as an intangible asset to the extent of the unrecognized prior service cost. An intangible asset of $27,505,000 and $44,028,000 was recognized at October 31, 1996 and 1995 representing unrecognized prior service cost.

    An assumed discount rate of 7.5% (6.5% in 1995) and an expected return on plan assets of 8.5% (7.5% in 1995) were used for purposes of valuing the benefits under the defined benefit pension plan for 1996.

    The following table sets forth the components of pension expense for the year ended October 31, 1996:
                                                  (Dollars in thousands)
        Service cost.....................................$  (213)
        Interest cost....................................  3,477
        Actual return on plan assets.....................   (828)
        Amortization of unrecognized:
            Prior service cost...........................  3,831
            Net gain and deferral........................    290
                                                         -------
                                                         $ 6,557
                                                         =======

    No pension expense related to this plan was recognized during 1995 or or 1994 as a result of the plan being adopted on October 27, 1995.

(8)   Postretirement Health Benefits
-----------------------------------------------------------------------------
    The Company provides postretirement health care and life insurance benefits to substantially all employees who retire from the Company upon meeting certain age and length of service eligibility requirements.

    The following table sets forth the plan's accumulated postretirement benefit obligation (APBO):

                                            October 31,
                                       --------------------
                                         1996        1995
                                      (Dollars in thousands)
    Accumulated postretirement
      benefit obligation
      Retirees......................  $ 15,374    $ 16,663
      Fully eligible active
        plan participants...........    33,877      34,492
      Other active
        participants................    40,294      43,087
                                      --------    --------
                                        89,545      94,242
    Plan assets, primarily stocks
        at fair value...............     3,332        -
                                      --------    --------
    APBO in excess of plan assets       86,213      94,242
    Unrecognized prior service
      cost resulting from plan
      amendments....................    (4,356)    (11,867)
    Unrecognized net loss
      from past experience
      different from that
      assumed and from changes
      in assumptions................       (62)     (6,088)
                                      --------    --------
    Accrued postretirement
      benefit cost..................  $ 81,795    $ 76,287
                                      ========    ========

The APBO was determined using a discount rate of 7.5% in 1996 (7.0% in 1995) and an assumed health care cost trend rate of 8% in 1997, gradually declining to 5% after 2003. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 1996 would increase by $16,171,000 along with an increase in the 1996 service and interest cost components of $1,823,000.

   Net periodic postretirement benefit costs included the following components:

                                 Years Ended October 31,
                             ------------------------------
                               1996        1995        1994
                                 (Dollars in thousands)

    Service cost............$ 2,272     $ 2,562     $ 2,419
    Interest cost...........  6,541       7,007       6,035
    Actual return on plan
      assets................   (188)          -           -


    Net amortization and
      deferral..............  1,698       1,025       1,866
                            -------     -------     -------

    Net periodic
      postretirement
      benefit cost..........$10,323     $10,594     $10,320
                            =======     =======     =======


    Total claims paid by the Company during the years ended October 31, 1996, 1995 and 1994 were $1,671,000, $528,000 and $713,000, respectively. In addition, the Company is required to contribute $.50 per hour worked by certain hourly employees to a trust established to fund future postretirement health care and life insurance benefits. Contributions to the trust amounted to $3,144,000 during 1996. In accordance with the Company's labor contract, the Company will continue to pay current claims as incurred until the trust assets exceed 50% of the APBO for the hourly employees who are beneficiaries of the trust.

(9)  Income Taxes
-----------------------------------------------------------------------------
    The provision for income tax expense (benefit) is comprised of the following:
                                    Years Ended October 31,
                               -------------------------------
                                 1996       1995        1994
                                    (Dollars in thousands)
    Federal income taxes
      Current................ $ 18,861   $  5,770    $ 19,419
      Deferred...............   (3,714)     2,662      (2,105)
    State income taxes
      Current................    5,784      1,427       5,573
      Deferred...............   (1,823)       454        (948)
                              --------   --------    --------
    Provision for
      income taxes........... $ 19,108   $ 10,313    $ 21,939
                              ========   ========    ========

    In addition to the above income taxes, the Company recognized $13,589,000 of current income tax benefits in 1994 related to extraordinary losses on the early retirement of debt (see note 4).

    A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate to income before income taxes, extraordinary losses and cumulative effect of change in accounting principle, follows:



                                   Years Ended October 31,
                               -------------------------------
                                 1996       1995        1994
                                    (Dollars in thousands)
    Income taxes at federal
      statutory rate.........$ 16,502   $  9,020    $ 18,477
    State income taxes, net
      of federal income
      tax benefit............   2,574      1,223       3,006
    Other....................      32         70         456
                             --------   --------    --------
                             $ 19,108   $ 10,313    $ 21,939
                             ========   ========    ========

    Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. Total deferred tax assets amounted to approximately $54,719,000 and $47,727,000 as of October 31, 1996 and 1995; the most significant items comprising the deferred tax assets were postretirement health benefits of $27,516,000 and $20,936,000, respectively, compensation accruals of $10,968,000 and $10,102,000, respectively, and alternative minimum tax credit carryforwards of $4,028,000 at October 31, 1995. Total deferred tax liabilities amounted to approximately $48,447,000 and $46,992,000 as of October 31, 1996 and 1995, respectively, consisting primarily of deferred taxes on inventory of $2,939,000 and $3,065,000, respectively, and fixed assets of $45,276,000 and $43,861,000, respectively. The Company had no valuation allowance for realization of deferred tax assets as of October 31, 1996 or 1995.

    Under the tax sharing agreement discussed in Note 1(h), the Company's recoverable income taxes of $5,960,000 at October 31, 1995 due from Renco was fully recovered during 1996.

    As discussed in note 1(h), the Company adopted Statement 109 effective November 1, 1993, and recognized a cumulative benefit of $834,000 as a change in accounting principle.

(10)  Leases
-----------------------------------------------------------------------------
    The Company leases a portion of its operating and data processing equipment. Minimum future lease payments under noncancellable operating leases are $1,209,000, $1,081,000, $823,000, $602,000, and $327,000 for
    the years ending October 31, 1997, 1998, 1999, 2000 and 2001, respectively. Rent expense for noncancellable operating leases amounted to approximately $1,094,000, $1,033,000, and $805,000, for the years ended October 31, 1996, 1995, and 1994, respectively.

(11)  Agreement with The Renco Group, Inc.
-----------------------------------------------------------------------------
    The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 1998. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 1996, 1995, and 1994. At October 31, 1996 and 1995,
    $480,000 was owed to Renco for management services fees.

    To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability and workers' compensation (other than Ohio for which the Company is self insured). In fiscal 1996, 1995 and 1994, the Company incurred costs of approximately $2.0 million, $1.7 million and $1.5 million, respectively under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

(12)  Commitments and Contingencies
-----------------------------------------------------------------------------
    At October 31, 1996, the Company had commitments to purchase data processing services of approximately $30,252,000 in the aggregate over the remaining 5.5 years of its management information systems agreement and purchased services of approximately $5,322,000, $5,573,000 and $5,401,000 in 1996, 1995 and 1994, respectively, under the agreement.
    At October 31, 1996, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gasses of approximately $33,756,000 in 1997 and $68,591,000 thereafter. In addition, at October 31, 1996 the Company had commitments for capital expenditures of approximately $16,346,000 related primarily to the upgrade of the hot strip mill.

    In common with much of the steel industry, WCI's facilities are located on sites that have been used for heavy industrial purposes for decades. Accordingly, WCI is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. WCI has made and intends to continue to make the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's financial condition and results of operations.

    On June 29, 1995, the Department of Justice, on behalf of the Environmental Protection Agency (EPA), instituted a civil action against WCI under the Clean Water Act in the United States District Court for the Northern District of Ohio. The action alleges numerous violations of the Company's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1996, inclusive. On March 29, 1996, the Department of Justice on behalf of the EPA, instituted another civil action against the Company in the same court under the Clean Air Act alleging violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. Each action seeks a civil penalty not to exceed the statutory maximum of $25,000 per day per violation and also seeks an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalty for the alleged violations is unlikely based upon past judicial penalties imposed under the Clean Water Act and the Clean Air Act, and that it has defenses to liability. By letter dated November 1, 1996, EPA's Region V Water Division Director requested information pursuant to the Clean Water Act from the Company relating to the Warren facility, including information as to the effect of a prohibition against federal procurement of the Company's products on the Company's business. The Company has not been notified that the EPA will seek a federal procurement prohibition based on alleged permit violations. However, there can be no assurance that a federal procurement prohibition will not be imposed. The Company is negotiating with the EPA toward a settlement of these matters. If the Company is unable to reach a negotiated settlement, and if a substantial penalty similar to the statutory maximum penalty or federal procurement prohibition were imposed, it could have a material adverse effect on the Company, the extent of which the Company is unable to estimate at this time.

    The Company has obtained a Resource Conservation and Recovery Act
    (RCRA) storage permit for waste pickle liquor at its' Warren facility acid regeneration plant. As a provision of the permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has developed and submitted a workplan for the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), to the EPA and is presently negotiating the scope of the RFI with the EPA. The workplan identifies thirteen historical solid waste management units which are the subject of the RFI. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that it would not have a material adverse effect on the financial condition of the Company.

    On January 23, 1996, two retired employees instituted an action against the Company in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations Act and common law. The plaintiffs seek declaratory and injunctive relief and damages. Plaintiffs have brought this action as a class action; however, the court has not ruled as to whether this action is properly maintainable as a class action. The Company denies the plaintiffs' allegations of liability and has filed for dismissal of the action. The court has not yet ruled on the Company's motion.

    On April 5, 1996, an employee instituted an action for damages against the Company in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. In July 1996, the plaintiff moved for an order permitting her to amend her complaint to add new party plaintiffs alleging a claim under only the privacy rights cause of action. The Company denies plaintiff's allegations of liability and has opposed the motion to amend the complaint. The court has not yet ruled on the plaintiff's motion. Discovery is underway, and no substantive motions have been made.

    In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its operations. A liability has been established for an amount, which the Company believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of the Company in a particular quarterly or annual period, however, the Company believes that the effect of such matters will not have a material adverse effect on the Company's consolidated financial position.


(13)  Selected Quarterly Data (Unaudited)
-----------------------------------------------------------------------------
    The following is a summary of unaudited quarterly results for the years ended October 31, 1996 and 1995:

Three Months Ended 1996      January 31    April 30    July 31    October 31
                         ----------------------------------------------------
                                         (Dollars in thousands)
Net sales................   $ 148,493   $ 166,959   $ 174,695   $ 170,654
Gross margin.............      22,989      26,261      29,430      31,512
Net income...............       4,788       6,194       8,130       8,928

Three Months Ended 1995      January 31    April 30    July 31    October 31
                         ----------------------------------------------------
                                         (Dollars in thousands)
Net sales................   $ 175,099   $ 177,770   $ 170,742   $ 107,379
Gross margin (loss)......      33,850      34,229      31,698     (13,576)
Net income (loss)........      10,909      11,139       9,371     (15,959)


    During the three months ended October 31, 1995, the Company experienced a 54 day labor contract dispute and resulting work stoppage. The negative gross margins and the net loss for the quarter resulted principally from excess production costs and expenses related to idling equipment during the work stoppage, including salaried and benefit costs, bonuses paid to hourly and salaried employees upon conclusion of the work stoppage, and lower shipping volume.

                         INDEPENDENT AUDITORS' REPORT



To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly-owned subsidiary of The Renco Group, Inc.) as of October 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles.




/S/ KPMG PEAT MARWICK LLP
-------------------------

KPMG Peat Marwick LLP

Cleveland, Ohio
December 4, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III


ITEM 10.  DIRECTORS AND OFFICERS

The following table sets forth certain information regarding the directors and executive officers of the Company:

Name                                Age    Position
Ira Leon Rennert..................  62     Chairman of the Board and Director
Edward R. Caine...................  58     President and Chief Executive
                                                        Officer
Patrick T. Kenney.................  56     Vice President, Operations
Patrick G. Tatom..................  46     Vice President, Commercial
Bret W. Wise......................  36     Vice President, Finance and
                                            Chief Financial Officer

Ira Leon Rennert has been Chairman, Chief Executive Officer and principal shareholder of WCI's parent company, Renco (including predecessors), since Renco's first acquisition in 1975, and Chairman of WCI since its formation in 1988. Renco holds controlling interests in a number of manufacturing and distribution concerns operating in businesses not competing with WCI, including Renco Metals, Inc. and AM General Corporation, for both of which he serves as a Director. Mr. Rennert was Chairman of the Board, and Renco was majority shareholder, of Covert Marine, Inc., a wholesale distributor of recreational boating equipment in Kansas City, Missouri. An order for relief for Covert Marine, Inc. was entered on October 23, 1992 under Chapter 11 of the Bankruptcy Code by the United States Bankruptcy Court for the Western District of Missouri. WCI has never had any business relationship with Covert Marine, Inc.

Edward R. Caine has been President and Chief Executive Officer since April 1, 1996. Mr. Caine was a Director of the Company from April 1, 1996 through December 16, 1996. Prior to joining WCI, Mr. Caine had 37 years of experience in the steel industry with U.S. Steel, most recently as General Manager of U.S. Steel's Fairfield, Alabama integrated steel operations from April 1991 to March 1996.

Patrick T. Kenney has served as Vice President, Operations since June 1994 and, prior to that, as General Superintendent of Finishing
Operations of WCI since its inception.

Patrick G. Tatom has served as Vice President, Commercial since November 1, 1995 and served as Vice President, Sales from February 1994 through October 31, 1995 and as General Manager of Sales from September 1988 to February 1994.

Bret W. Wise joined WCI as Vice President, Finance and Chief Financial Officer effective September 1, 1994. Prior to joining WCI, Mr. Wise was a partner with the accounting and consulting firm of KPMG Peat Marwick LLP and had been with that firm in various capacities from June 1982 through August 31, 1994.

Since December 16, 1996, Mr. Rennert has been the sole Director of the
Company.

Meetings and Committees of the Board

The Board of Directors met five times (four regularly scheduled meetings and one special meeting) during fiscal 1996. During fiscal 1996, all directors attended more than 75% of all meetings of the Board of Directors and committees thereof on which they served.

During fiscal 1996, the standing committees of the Board of Directors included the Audit Committee and the Compensation Committee. The Audit Committee and the Compensation Committee have been dissolved, and the Board of Directors has not had a Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors. The Audit Committee met twice during fiscal 1996. The Compensation Committee met once during fiscal 1996.


Compensation Committee Interlocks and Insider Participation

During fiscal 1996, the Compensation Committee was composed of Arthur W. Fried, Mr. Rennert and William Schwartz (Messrs. Fried and Schwartz are no longer Directors). Except as provided below, no member of the Compensation Committee was, during fiscal 1996, an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries or had any relationship requiring disclosure by the Company. Mr. Rennert is an executive officer of the Company, and Renco has relationships with the Company as described in "Item 13. Certain Relationships and Related Transactions."

During fiscal 1996, no executive officer of the Company served (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee, (b) as a director of another entity, one of whose executive officers served on the Compensation Committee or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 1996, 1995 and 1994:

                                     Summary Compensation Table
                                    Annual                  Long-term
                                Compensation (1)           Compensation
                               -----------------  ---------------------------
                      Fiscal                         Restricted        LTIP      All Other
Name and Position      Year    Salary    Bonus    Stock Awards (2)  Payouts(3)  Compensation (4)


Ira Leon Rennert(5)... 1996      -         -            -               -       $1,200,000
 Chairman of the       1995      -         -            -               -        1,200,000
 Board                 1994      -         -            -               -        1,200,000

James V. Stack(6)..... 1996      -         -            -           $748,164       172,918
 President and Chief   1995      -         -            -            748,164       419,659
 Executive Officer     1994  $265,633  $200,000     $250,000          97,500        31,251
 (Fiscal 1994 and
  Sept. 20, 1995 to
  March 31, 1996)

Edward R. Caine(7).... 1996   159,616   360,394      115,625         386,945        18,977
 President and Chief   1995      -         -            -               -             -
 Executive Officer     1994      -         -            -               -             -
 (since April 1, 1996)

Patrick T. Kenney(8).. 1996   132,494    50,000       32,375         543,533        14,563
 Vice President,       1995   132,129    75,000         -               -           10,938
 Operations            1994   115,474    17,500       30,000          39,000         9,559

Patrick G. Tatom(9)... 1996   130,983    50,000       32,375         404,248        10,782
 Vice President,       1995   130,566    75,000         -               -            7,813
 Commercial            1994   126,384    40,000       30,000          39,000         7,562

Bret W. Wise(10)...... 1996   142,848    50,000       46,250         310,748         8,275
 Vice President,       1995   132,401    75,000         -               -            4,875
 Finance and Chief     1994    22,067    40,000         -               -              812
 Financial Officer
----------------------

(1)     Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or
        10% of total salary and bonus per named executive officer.

(2)     The amounts shown as "Restricted Stock Awards" in the table for each named executive officer for fiscal 1994 represent the value of the restricted stock grant award made in
        July 1994 upon completion of the Company's initial public stock offering computed as the number of restricted shares granted multiplied by $10 per common share (the initial public offering price) and the amounts shown for fiscal 1996 represent the value of restricted stock grant awards made in June 1996 computed as the number of restricted shares granted multiplied by the closing market price for the Common Stock on the last full trading day before the restricted stock grant award.  The number of restricted shares granted to each of the named executive officers in June 1996 was 25,000 shares to
        Mr. Caine, 7,000 shares to each of Messrs.  Kenney and Tatom and 10,000 shares to Mr.
        Wise.  As of October 31, 1996, 80,000 restricted common shares were held by the named executive officers with an aggregate market value of $790,000.  The restriction on 25%
        of the shares originally granted to the named executive officers was scheduled to expire on July 1 of each of 1997, 1999, 2002 and 2004.  The Board of Directors, by resolution, waived the continued employment requirement with respect to the restricted shares of Mr.
        Stack upon his retirement on November 1, 1994, although the restriction on transfers remain in effect as per the schedule outlined above.  The Company waived the transfer restrictions applicable to the restricted shares to permit the holders of such shares to tender their shares in the Equity Tender Offer.


(3)     The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's Net Worth Appreciation Agreement.
        See "-Net Worth Appreciation Agreements."

(4)     The other compensation shown, except for Mr. Rennert for all periods (See note 5) and
        Mr. Stack in fiscal 1996 and fiscal 1995 (See note 6), consists of WCI contributions to a defined contribution pension plan.

(5)     Mr. Rennert receives no compensation directly from WCI.  He is Chairman of the Board and the principal stockholder of Renco which receives a management fee from WCI pursuant to a Management Consultant Agreement.  The amounts shown as all other compensation to Mr.
        Rennert are the management fees paid by WCI to Renco for each fiscal year.  See "Stock
        Ownership and Certain Relationships and Transactions."

(6)     Compensation shown in fiscal 1994 was earned in the capacity of President and Chief
        Executive Officer.  Mr. Stack retired effective November 1, 1994 and thereafter served as Vice Chairman of the Board and as a consultant to the Company.  Compensation shown for Mr. Stack in fiscal 1996 and fiscal 1995 represents amounts earned under a consulting agreement in the capacity as President and Chief Executive Officer (from
        September 20, 1995 through March 31, 1996) and as a consultant to the Company.  See
        "Stock Ownership and Certain Relationships and Transactions." For a description of payments to Mr. Stack under his Net Worth Appreciation Agreement, see "-Net Worth
        Appreciation Agreements."

(7)     Mr. Caine was named President and Chief Executive Officer effective April 1, 1996.

(8)     Mr. Kenney was named Vice President, Operations effective June 1, 1994 and, prior to that date, was General Superintendent, Finishing Operations since September 1, 1988.

(9)     Mr. Tatom was named Vice President, Commercial effective November 1, 1995 and, prior to that date, was Vice President, Sales from May 1, 1994 to October 31, 1995 and General
        Manager of Sales from September 1, 1988 through April 30, 1994.

(10)    Mr. Wise was named Vice President, Finance and Chief Financial Officer effective
        September 1, 1994.  Mr. Wise has a severance pay agreement that provides for severance pay based on his base salary if his employment is terminated other than for "cause"
        prior to August 31, 1997.



Net Worth Appreciation Agreements

The named executive officers (with the exception of Mr. Rennert) and one other employee of the Company are each parties to Net Worth Appreciation Agreements with the Company, pursuant to which each earns as deferred compensation a fixed percentage of the increase in the net worth of the Company, as defined, during the term of their employment. The following table summarizes the Net Worth Appreciation Agreements now held by the named executive officers, and the amounts earned thereunder during each of fiscal 1996, 1995 and 1994.


                                                                   Credit as of
                                Net Worth                 Fiscal     Amount     October 31,
                                Percentage    Base Date    Year      Earned      1996(1)


James V. Stack................    5%(2)       08/31/88     1996        -        $5,985,322
                                                           1995        -
                                                           1994    $4,572,107

Edward R. Caine...............    5%(3)(4)    04/01/96     1996     1,038,711      651,766
                                                           1995        -
                                                           1994        -

Patrick T. Kenney.............    1 1/4%(2)   08/31/88     1996       602,250    2,806,655
                                   3/4%(3)(5) 06/01/94     1995       363,550
                                                           1994     1,656,345

Patrick G. Tatom..............    2%(3)(6)    05/01/94     1996       602,250    2,017,385
                                                           1995       363,550
                                                           1994     1,455,168

Bret W. Wise..................    2%(3)(7)    08/01/94     1996       602,250      879,645
                                                           1995       363,550
                                                           1994       223,927
--------------------

(1)     Represents gross aggregate amount earned under the applicable agreement less any amounts paid under the agreements through October 31, 1996.

(2)     Fully vested.  Accruals for Mr. Stack ceased upon his retirement on November 1,
        1994. In December 1996, the Company and Mr. Stack entered into an agreement that provides that the Company will pay Mr. Stack four quarterly installments of
        $1,166,893 commencing February 1, 1997 representing the net present value of amounts due him, and in full satisfaction of all amounts due him, under his Net
        Worth Appreciation Agreement.

(3)     Subject to earlier partial vesting in certain cases (e.g. death or discontinuance of employment due to disability).

(4)     Vests as to 3% on April 1, 1999, and as to an additional 1% on each of April 1,
        2000 and 2001, provided that in each case Mr. Caine remains in the employ of the
        Company until the applicable vesting date.

(5)     Vests as to 0.45% on October 31, 1997 and as to an additional 0.15% on each of
        October 31, 1998 and October 31, 1999, provided that in each case Mr. Kenney remains in the employ of the Company until the applicable vesting date.

(6)     Vests as to 1.2% on May 1, 1997 and as to an additional 0.4% on each of May 1,
        1998 and May 1, 1999, provided that in each case Mr. Tatom remains in the employ of the Company until the applicable vesting date.

(7)     Vests as to 1.2% on September 1, 1997 and as to an additional 0.4% on each of
        September 1, 1998 and September 1, 1999, provided that in each case Mr. Wise remains in the employ of the Company until the applicable vesting date.

The Net Worth Appreciation Agreements also provide that active participants receive an annual payment of 5% of the balance of their accumulated deferred compensation amount as of the end of the previous fiscal year, subject to certain annual minimum and maximum amounts and subject to reductions based upon amounts received under the Net Worth Appreciation Agreements as a result of dividends paid by the Company in such fiscal year. In the event of payment of a dividend or a sale of WCI, the active participants are entitled to receive a percentage of the dividend or a percentage of the net proceeds received from the sale (less an amount derived from the net worth of the Company at the effective date of their respective agreement) equal to their full net worth percentage under their agreement. As a result of the $108 million dividend paid to Renco on November 27, 1996, approximately $13.2 million in the aggregate was paid to Messrs. Caine, Kenney, Tatom and Wise and one other employee of the Company pursuant to the Net Worth Appreciation Agreements. Such payments reduced the amounts shown above owed to such persons under their Net Worth Appreciation Agreements.

Active participants are also entitled to receive the balance of the vested amount earned under their Net Worth Appreciation Agreement in 40 equal quarterly payments commencing upon the earliest of age 62, ten years after the termination of their employment, or twenty years after the date the participant was first employed by the Company. Receipt by each employee of his payment is conditioned on his observance of his confidentiality and non-compete agreement with the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 1, 1997 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of the Company during the last fiscal year, and by all directors and executive officers of the Company as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                 Beneficial Ownership
                                                                 as of January 1, 1997
                                                                -----------------------
                                                                  Shares of
Name of Beneficial Owners and Address of 5% Beneficial Owners    Common Stock   Percent


The Renco Group, Inc.........................................        100         100.0%
 30 Rockefeller Plaza 42nd Floor New York, NY 10112
Ira Leon Rennert(1)..........................................        100         100.0%
 c/o The Renco Group, Inc.
 30 Rockefeller Plaza 42nd Floor New York, NY 10112
All directors and executive officers as a group (5 persons)...       100         100.0%
--------------------

(1)     Mr. Rennert is deemed to beneficially own the Common Stock of the Company owned by Renco due to the ownership by himself and six trusts established by him (but of which he is not a trustee) for himself and members of his family of a total of
        95.9% of the outstanding Common Stock of Renco.

By virtue of Renco's ownership of all the outstanding shares of Common Stock, and Mr. Rennert's ownership of a majority of the stock of Renco, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of Common Stock, including the election of the Board of Directors.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 1998 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice.
In the year ended October 31, 1996, WCI paid management fees to Renco in the amount of $1,200,000. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

WCI is included in the consolidated federal income tax return of Renco. Under the terms of the tax sharing agreement with Renco, income taxes are allocated to WCI on a separate return basis except that transactions between WCI and Renco and its other subsidiaries are accounted for on a cash basis and not on an accrual basis. WCI is not entitled to the benefit of net tax loss carryforwards, unless such tax losses were a result of timing differences between WCI's accounting for tax and financial reporting purposes. As of October 31, 1996, WCI had no net operating tax loss carryforwards. Renco has agreed to indemnify WCI for any tax imposed on or paid by WCI in excess of the amount payable by WCI and its subsidiaries under the tax sharing agreement. As of October 31, 1995, WCI had recoverable income taxes of $6.0 million under this agreement, representing estimated tax payments made by the Company to Renco in excess of the Company's actual tax liability due to the unexpected losses incurred by the Company in the last quarter of fiscal 1995. The above amount was fully recovered by July 31, 1996.

To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability and workers' compensation (other than Ohio for which the Company is self insured). The premiums for director and officer, fidelity, fiduciary, property, business interruption, auto liability and casualty umbrella are allocated by Renco substantially as indicated in the underlying policies. General and product liability and workers' compensation coverages (excluding the Ohio self insured program) are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Renco subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier's audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Renco subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Renco subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum. In fiscal 1996, the Company incurred costs of approximately $2.0 million under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

Effective November 1, 1994, Mr. Stack and the Company entered into a Consulting Agreement under which Mr. Stack was to receive an annual retainer fee of $150,000 in fiscal 1995 and $100,000 annually thereafter in return for consultation and advice relating to: the Company's blast furnace reline completed in 1995; general conditions in the steel industry; WCI's operations, business plans, and capital expenditure plans; special projects; and other matters as agreed to between the Chairman of the Board or President of WCI and Mr. Stack. On September 20, 1995, Mr. Stack, at the request of the Board of Directors, resumed the duties of President and Chief Executive Officer upon the resignation of the then President. In recognition of the increased responsibilities assumed by Mr. Stack effective September 20, 1995, and continuing until the election of Edward R. Caine as President and Chief Executive Officer by the Board of Directors effective as of April 1, 1996, Mr. Stack's remuneration under the Consulting Agreement was adjusted to provide for a one-time fee of $250,000 and the annual retainer fee was adjusted to $275,000 during such period. The agreement extends from year-to-year unless terminated as of any year end by notice by either party. In addition, Renco has agreed to indemnify Mr. Stack against, and reimburse him for, any incremental cost or expense he may incur or be required to pay because of his resumption of and continuation in office as President of the Company.

                                      PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Documents Filed as a Part of This Report.

     1. Consolidated Financial Statements.

        The consolidated financial statements listed below together with the report thereon of the independent auditors dated December 4, 1996, are included in this report for ITEM 8. and is incorporated by reference herein.

        Consolidated Balance Sheets at October 31, 1996 and 1995.

        Consolidated Statements of Income for the fiscal years ended
                      October 31, 1996, 1995 and 1994.

        Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1996, 1995 and 1994.

        Consolidated Statements of Cash Flows for the fiscal years ended
                      October 31, 1996, 1995 and 1994.

        Notes to Consolidated Financial Statements.

        Independent Auditors Report.

     2. Financial Statement Schedule.

        INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

        To the Shareholder and Board of Directors
          WCI Steel, Inc. and Subsidiaries:

        Under date of December 4, 1996, we reported on the consolidated balance sheets of WCI Steel, Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1996, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II - Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        /S/ KPMG PEAT MARWICK LLP
        -------------------------

        KPMG Peat Marwick LLP
        Cleveland, Ohio
        December 4, 1996


                                       WCI STEEL, INC.
                        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                               ALLOWANCE FOR DOUBTFUL ACCOUNTS
                      FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994.
                                   (DOLLARS IN THOUSANDS)


                                                          ADDITIONS
                                     BALANCE AT  ------------------------             BALANCE AT
                                     BEGINNING   CHARGED TO    CHARGES TO  DEDUCTIONS    END
CLASSIFICATION                        OF YEAR    EXPENSE (b)     OTHER        (C)      OF YEAR
--------------                      -----------  -----------   ----------  ---------- ----------


ALLOWANCE FOR DOUBTFUL ACCOUNTS (a):
  Year ended October 31, 1996......   $2,258        ($646)          --        $   12    $1,600

  Year ended October 31, 1995......    2,400          117           --           259     2,258

  Year ended October 31, 1994......    2,371          812           --           783     2,400

-------------------------

(a) Allowance for doubtful accounts is shown as a reduction of accounts receivable in the Company's Consolidated Financial Statements.

(b) Charges to expense for the provision for doubtful accounts.

(c) Trade receivables written-off.



     3. Exhibits Required to be Filed by Item 601 of Regulation S-K.

        The information called for by this paragraph is contained in the
        Exhibit Index of this report which is incorporated herein by reference.

(b) Reports on Form 8-K.

        No current reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of January 1997.

                               WCI STEEL, INC.




                                 By:   /S/ EDWARD R. CAINE
                                        -------------------
                                            Edward R. Caine
                                            President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of January, 1997.

      Signature                  Title



/S/ IRA LEON RENNERT
    ----------------
    Ira Leon Rennert             Chairman of the Board and Director





/S/ EDWARD R. CAINE
    ---------------
    Edward R. Caine              President and Chief Executive Officer
                                 (principal executive officer)




/S/ BRET W. WISE
    ------------
    Bret W. Wise                 Vice President, Finance and
                                  Chief Financial Officer
                                 (principal financial and
                                  accounting officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been nor will be sent to security holders.

                                          Exhibit Index

 EXHIBIT
   NO.                                            DESCRIPTION
----------    -------------------------------------------------------------------------

3.1           --Articles of Incorporation of the Registrant, filed April 13, 1998 and
                Articles of Amendment filed May 18, 1988, July 15, 1988, November 29,
                1991, December 14, 1993 and July 13, 1994.(7)

3.2           --Code of Regulations of the Registrant, as amended December 16,
                1996.(11)

4.1           --Indenture, dated as of December 14, 1993, among Renco Steel, Inc.
                (which subsequently was merged into the Registrant), as issuer, the
                Registrant, as guarantor, and Shawmut Bank Connecticut, National
                Association (now known as Fleet National Bank), as trustee, relating to the 10 1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior
                Notes Due 2002, Series B of the Registrant (containing,
                as exhibits, specimens of the Series A Senior Notes and Series B Senior
                Notes).(3)

4.1.1         --First Supplemental Indenture to the indenture, dated as of December 14,
                1993,among Renco Steel, Inc. which subsequently was merged into the
                Registrant), as issuer, the Registrant, as guarantor, and Shawmut Bank
                Connecticut, National Association (now known as Fleet National Bank), as trustee, relating to the 10 1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior Notes Due 2002, Series B of the Registrant
                (containing, as exhibits, specimens of the Series A Senior Notes and
                Series B Senior Notes).(3)

4.1.2         --Second Supplemental Indenture to the indenture, dated as of December
                14, 1993, among Renco Steel, Inc. (which subsequently was merged into the Registrant), as issuer, the Registrant, as guarantor, and Shawmut
                Bank Connecticut, National Association (now known as Fleet National
                Bank), as trustee, relating to the 10 1/2% Senior Notes Due 2002,
                Series A and the 10 1/2% Senior Notes Due 2002, Series B of the
                Registrant (containing, as exhibits, specimens of the Series A
                Senior Notes and Series B Senior Notes).(11)

4.2           --Indenture, dated as of November 27, 1996, between the Registrant, as issuer, and Fleet National Bank, as trustee, relating to the 10% Senior
                Secured Notes due 2004, Series A, and the 10% Senior Secured Notes due
                2004, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Secured Notes and Series B Senior Secured
                Notes).(11)

4.3           --Purchase Agreement, dated November 22, 1996, between Donaldson, Lufkin and Jenrette Securities Corporation and the Registrant, relating to the
                10% Senior Secured Notes due 2004.(11)

4.4           --Registration Rights Agreement, dated as of November 27, 1996, be and between Donaldson, Lufkin & Jenrette Securities Corporation and the
                Registrant, relating to the 10% Senior Secured Notes due 2004.(11)

4.5           --Form Letter of Transmittal.(11)

10.1          --[Intentionally Omitted]

 EXHIBIT
   NO.                                            DESCRIPTION
----------    -------------------------------------------------------------------------


10.2          --Net Worth Appreciation Agreement, dated as of September 1, 1988, between the Registrant and James V. Stack.(1)

10.2.1        --Amendment, dated November 15, 1993, to the Net Worth Appreciation
                Agreements between the Registrant and James V. Stack.(3)

10.2.2        --Amended and Restated Net Worth Appreciation Agreement, effective
                November 1, 1995, between the Registrant and Patrick T. Kenney.(11)

10.2.3        --Amended and Restated Net Worth Appreciation Agreement, effective
                November 1, 1995, between the Registrant and Patrick G. Tatom.(11)

10.2.4        --Amended and Restated Net Worth Appreciation Agreement, effective
                November 1, 1995, between the Registrant and Bret W. Wise.(11)

10.2.5        --Severance Pay Agreement, dated August 1, 1994, between the Registrant and Bret W. Wise.(6)

10.2.6        --Consulting Agreement, effective November 1, 1994, between the
                Registrant and James V. Stack.(7)

10.2.7        --Net Worth Appreciation Agreement, effective April 1, 1996, between the
                Registrant and Edward R. Caine.(11)

10.2.8        --Letter dated December 19, 1996, amending the Net Worth Appreciation
                Agreement dated as of September 1, 1988 between the Registrant and
                James V. Stack.

10.3          --Management Consultant Agreement, dated October 1, 1992, between
                Registrant and The Renco Group, Inc.(1)

10.3.1        --Amendment No. 1, dated April 22, 1994, to Management Consultant
                Agreement.(4)

10.4          --Amended and Restated Loan and Security Agreement dated December 29,
                1992 between the Registrant and Congress Financial Corporation and
                Security Pacific Business Credit Inc. (the "Revolving Credit
                Agreement").(1)

10.4.1        --Amendment No. 1 to the Revolving Credit Agreement, dated December 14,
                1993.(3)

10.4.2        --[Intentionally Omitted]

10.4.3        --Indemnification Agreement, dated as of December 14, 1993, among the
                Registrant and the lenders under the Revolving Credit Agreement.(3)

10.4.4        --Intercreditor Agreement, dated December 14, 1993, among the Shawmut
                Bank Connecticut, National Association, Congress Financial Corporation
                and Security Pacific Business Credit Inc.(3)

10.4.5        --Amendment No. 2 to the Revolving Credit Agreement, dated July 13,
                1994.(5)



 EXHIBIT
   NO.                                            DESCRIPTION
----------    -------------------------------------------------------------------------


10.4.6        --Amendment No. 3 to the Revolving Credit Agreement, dated March 28,
                1995.(8)

10.4.7        --Amendment No. 4 to the Revolving Credit Agreement, dated February 23,
                1996.(9)

10.4.8        --Amendment No. 5 to the Revolving Credit Agreement, dated March 8,
                1996.(9)

10.4.9        --Amendment No. 6 to the Revolving Credit Agreement, dated June 17,
                1996.(10)

10.4.10       --Amendment No. 7 to the Revolving Credit Agreement, dated November 27,
                1996.(11)

10.4.11       --Intercreditor Agreement, dated November 27, 1996, between Fleet
                National Bank and Congress Financial Corporation.(11)

10.5.1        --Intercreditor Agreement, dated November 27, 1996, among Fleet National
                Bank, Bank One Trust Company, N.A. and the Registrant.(11)

10.5.2        --Indemnification Agreement, dated as of November 27, 1996, between the
                Registrant and Bank One Trust Company, N.A. (11)

10.6          --Promissory Note, dated August 31, 1988, in the original principal amount of $5,552,000 made by the Registrant to LTV Steel Company, Inc.(1)

10.7          --Loan Agreement, dated as of May 1, 1990, between the Director of
                Development of the State of Ohio and Youngstown Sinter Company (Ohio
                Enterprise Bond Fund Program).(1)

10.8          --Agreement, dated June 11, 1990, between the City of Youngstown, Ohio and Youngstown Sinter Company (with UDAG Grant Agreement).(1)

12            --Statement regarding computation of ratio of earnings to fixed charges.(11)

21            --List of Subsidiaries of Registrant.(2)

27            --Financial Data Schedule

-------------------------

 EXHIBIT
   NO.                                            DESCRIPTION
----------      --------------------------------------------------------------------


(1) Incorporated by reference to the same-numbered exhibit filed with the Company's Registration Statement on Form S-4, as amended (File No. 33-58648), originally filed with the Commission on February 23, 1993.

(2) Incorporated by reference to Exhibit 22 filed with the Company's Registration Statement on Form S-4, as amended (File No. 33-58648), originally filed with the Commission on February 23, 1993.

(3) Incorporated by reference to the same-numbered exhibit filed with the Company's Registration Statement on Form S-4 (File No. 33-74108), filed with the Commission on January 14, 1994.

(4) Incorporated by reference to same-numbered exhibit filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-75722), filed with the Commission on April 28, 1994.

(5) Incorporated by reference to exhibit 10.4.5 filed with the Company's Pre-Effective Amendment No. 3 to Registration Statement on Form S-1 (File No. 33-75722), filed with the Commission on May 4, 1994.

(6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 31, 1994 (File No. 1-13028).

(7) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October 31, 1994 (File No. 1-13028).

(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 30, 1995 (File No. 1-13028).

(9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 30, 1996 (File No. 1-13028).

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 31, 1996 (File No. 1-13028).

(11) Incorporated by reference to same-numbered exhibit filed with the Company's
     Registration Statement on Form S-4 (File No. 333-18019), filed with the Commission on December 17, 1996.
