Form 10-Q
period 1997-01-31
WCI STEEL INC
filed 1997-02-24
CIK 897745

-----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended January 31, 1997.
                                 -----------------

                                     or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
  For the transition period from           to


  Commission file number: 333-18019
                          ---------

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

                              (330) 841-8314
           (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                           [X]  Yes     [ ]   No

    As of January 31, 1997, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.


-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------

                                                                    Page No.
                                                                    --------

PART I    FINANCIAL INFORMATION
-------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          January 31, 1997 and October 31, 1996.                           3


          Condensed Consolidated Statements of Income for the three
          months ended January 31, 1997 and 1996.                          4


          Condensed Consolidated Statements of Cash Flows for the
          three months ended January 31, 1997 and 1996.                    5


          Notes to Condensed Consolidated Financial Statements.            6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10


PART II   OTHER INFORMATION
---------------------------

  Item 6. Exhibits and Reports on Form 8-K                                12

          Signatures                                                      13

          Exhibit Index                                                   14

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     January 31,  October 31,
                                                       1997          1996
                                                      (Dollars in thousands)
                                                    (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents.........................$  13,180     $  90,395
  Short-term investments............................        -        49,146
  Accounts receivable, less allowances..............   60,744        65,869
  Inventories.......................................  105,886        96,675
  Recoverable income taxes..........................    5,832             -
  Deferred income taxes.............................   10,860        10,637
  Prepaid expenses..................................    1,102         1,244
                                                     --------      --------
       Total current assets.........................  197,604       313,966
Property, plant and equipment, net..................  212,830       205,121
Intangible pension asset............................   26,566        27,505
Other assets, net...................................   23,177        20,861
                                                     --------      --------
            Total assets............................$ 460,177     $ 567,453
                                                     ========      ========
LIABILITIES and SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$   2,501     $   2,448
  Accounts payable..................................   71,353        79,138
  Accrued liabilities...............................   44,029        40,697
  Income taxes......................................        -        10,049
                                                     --------      --------
       Total current liabilities....................  117,883       132,332

Long-term debt, excluding current portion...........  301,970       209,058
Deferred income taxes...............................    4,016         4,365
Postretirement health benefits......................   82,556        81,795
Pension benefits....................................   34,572        34,011
Other liabilities...................................   21,788        26,012
                                                     --------      --------
            Total liabilities.......................  562,785       487,573
                                                     --------      --------
Shareholders' equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -             -
Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 100 and
    36,623,700 shares issued at January 31, 1997
    and October 31, 1996, respectively..............        0           366
  Treasury stock at cost, 222,300 shares at
    October 31, 1996................................        -        (1,200)
  Additional paid-in capital........................        -           570
  Retained earnings (deficit)....................... (102,608)       80,144

                                                     --------      --------
            Total shareholders' equity (deficit).... (102,608)       79,880
Commitments and contingencies.......................        -             -
            Total liabilities and                    --------      --------
            shareholders' equity....................$ 460,177     $ 567,453
                                                     ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Dollars in thousands)
                                   (Unaudited)

                                         Three months
                                       ended January 31,
                                        1997       1996
  Net sales......................... $ 160,907  $ 148,493

  Operating costs and expenses
   Cost of products sold............   131,609    125,504
   Depreciation and amortization....     5,544      5,669
   Selling, general and
    administrative expenses.........    14,016      4,483
                                       -------    -------
                                       151,169    135,656
                                       -------    -------
  Operating income..................     9,738     12,837
                                       -------    -------
  Other income (expense)
   Interest expense.................    (7,525)    (6,263)
   Interest and other income, net....      651      1,405
                                       -------    -------
                                        (6,874)    (4,858)
                                       -------    -------
  Income before extraordinary loss
   and income taxes.................     2,864      7,979
  Income tax expense................    (1,151)    (3,191)
                                       -------    -------
  Income before extraordinary
   loss.............................     1,713      4,788

  Extraordinary loss on early
   retirement of debt, net
   of income tax....................   (19,606)         -
                                       -------    -------
  Net (loss) income................. $ (17,893) $   4,788
                                       =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)               Three months
                                                          ended January 31,
                                                           1997        1996
Cash flows from operating activities
     Net (loss) income.................................$ (17,893)   $  4,788
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization................    4,811       4,936
          Amortization of deferred blast furnace
            maintenance costs..........................      733         733
          Amortization of financing costs..............      404         545
          Postretirement health benefits...............      761         289
          Pension benefits.............................    1,500       1,750
          Deferred income taxes........................     (572)      1,146
          Extraordinary loss on early retirement of
            debt.......................................   32,786           -
          Other........................................      359          37
     Cash provided (used) by changes in certain assets
          and liabilities
            Accounts receivable........................    5,125     (28,807)
            Inventories................................   (9,211)      2,897
            Prepaid expenses and other assets..........      481         105
            Accounts payable...........................   (7,785)     21,279
            Accrued liabilities........................    3,332       6,979
            Income taxes payable and recoverable, net..  (15,881)      1,882
            Other liabilities..........................   (4,224)         75
                                                         -------     -------
             Net cash (used) provided by operating
               activities..............................   (5,274)     18,634
                                                         -------     -------
Cash flows from investing activities
     Additions to property, plant and equipment, net...  (12,548)     (3,293)
     Short-term investments, net.......................   49,146       1,360
                                                         -------     -------
             Net cash (used) provided by investing
               activities..............................   36,598      (1,933)
                                                         -------     -------
Cash flows from financing activities
     Net proceeds from issuance of Senior Secured
       Notes...........................................  290,387           -
     Repurchase of Senior Notes........................ (233,085)          -
     Repurchase of common stock........................  (56,926)          -
     Dividends paid.................................... (108,000)          -
     Principal payments on other long-term debt........     (915)       (869)
                                                         -------     -------
             Net cash used by financing activities..... (108,539)       (869)
                                                         -------     -------
Net (decrease) increase in cash and cash equivalents...  (77,215)     15,832
Cash and cash equivalents at beginning of period.......   90,395      94,266
                                                         -------     -------
Cash and cash equivalents at end of period.............$  13,180   $ 110,098
                                                         =======     =======



Supplemental disclosure of cash flow information
     Cash paid for interest............................$   5,436   $     417
     Cash paid for income taxes........................    4,425         163

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              ( Unaudited )
                  Three months ended January 31, 1997 and 1996

NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of The Renco Group, Inc. (Renco or Parent). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1996.

NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at January 31, 1997 and October 31, 1996 follows:

                                               January 31,   October 31,
                                                  1997          1996
                                               -----------   -----------
                                               (Unaudited)
                                                 (Dollars in thousands)
         Raw materials.........................$  39,959     $  40,828
         Finished and semi-finished product....   72,813        62,340
         Supplies..............................      450           393
                                                --------      --------
                                                 113,222       103,561
         Less LIFO reserve.....................    7,336         6,886
                                                --------      --------
                                               $ 105,886     $  96,675
                                                ========      ========

NOTE 3 :  LONG-TERM DEBT
Long-term debt consists of the following:

                                               January 31,   October 31,
                                                  1997          1996
                                               ----------    ----------
                                               (Unaudited)
                                                (Dollars in thousands)

Senior Secured Notes with interest at 10%
 payable semi-annually, due 2004...............$ 300,000     $       -
Senior Notes with interest at 10.5%
 payable semi-annually, due 2002...............      280       206,400
Revolving Credit Facility (Revolver) with
 interest at prime plus 0.5% (8.75% at
 January 31, 1997) payable monthly.............        -             -
Other..........................................    4,191         5,106
                                                 -------       -------
                                                 304,471       211,506
Less current portion of long-term debt.........    2,501         2,448
                                                 -------       -------
                                               $ 301,970     $ 209,058
                                                 =======       =======

On November 27, 1996, WCI Steel Holdings, Inc., a wholly-owned subsidiary of Renco, completed a tender offer in which it purchased substantially all the outstanding shares of common stock of the Company not held by Renco (Equity Tender Offer). Following the completion of the tender offer, WCI Steel Holdings, Inc. was merged with and into the Company with the Company surviving as a wholly-owned subsidiary of Renco. The total consideration paid for the common stock tendered and the common stock reacquired as a result of the merger of WCI Holdings, Inc. with and into the Company was approximately $56,926,000, including related expenses.

On the same date, the Company completed the sale of $300,000,000 10% senior secured notes (Senior Secured Notes) due 2004. The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete the Equity Tender Offer, a tender offer in which the Company acquired $206,120,000 of the $206,400,000 aggregate principal amount of the then outstanding Senior Notes at a rate of $1,125 per $1,000 principal amount outstanding plus accrued interest, pay a $108,000,000 dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs. The debt transactions, Equity Tender Offer, dividend payment and compensation payments are collectively referred to as the "Transactions". As a result of the Transactions, the Company recognized an extraordinary loss of $19,606,000, net of income tax benefits of $13,180,000, and compensation expenses of approximately $8,577,000 in the first quarter of fiscal 1997.

The Senior Secured Notes are secured by a second priority lien on substantially all of the existing property, plant and equipment of the Company which will become a first priority lien if all of the 10.5% Senior Notes are extinguished. A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes becomes a first priority lien.

The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period.

NOTE 4 :  ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

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

On June 29, 1995, the Department of Justice, on behalf of the Environmental Protection Agency (EPA), instituted a civil action against WCI under the Clean Water Act in the United States District Court for the Northern District of Ohio. The action alleges numerous violations of the Company's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1996, inclusive. On March 29, 1996, the Department of Justice on behalf of the EPA, instituted another civil action against the Company in the same court under the Clean Air Act alleging violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. Each action seeks a civil penalty not to exceed the statutory maximum of $25,000 per day per violation and also seeks an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalty for the alleged violations is unlikely based upon past judicial penalties imposed under the Clean Water Act and the Clean Air Act, and that it has defenses to liability. By letter dated November 1, 1996, EPA's Region V Water Division Director requested information pursuant to the Clean Water Act from the Company relating to the Warren facility, including information as to the effect of a prohibition against federal procurement of the Company's products on the Company's business. The Company has not been notified that the EPA will seek a federal procurement prohibition based on alleged permit violations. However, there can be no assurance that a federal procurement prohibition will not be imposed. The Company is negotiating with the EPA toward a settlement of these matters. If the Company is unable to reach a negotiated settlement, and if a substantial penalty similar to the statutory maximum penalty or federal procurement prohibition were imposed, it could have a material adverse effect on the operating results or financial condition of the Company, the extent of which the Company is unable to estimate at this time.

The Company has obtained a Resource Conservation and Recovery Act (RCRA) storage permit for waste pickle liquor at its' Warren facility acid regeneration plant. As a provision of the permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has developed and submitted a workplan for the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), to the EPA and is presently negotiating the scope of the RFI with the EPA. The workplan identifies thirteen historical solid waste management units which are the subject of the RFI. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that it would not have a material adverse effect on the operating results or financial condition of the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                Three Months Ended January 31, 1997 Compared to
                     Three Months Ended January 31, 1996


Net sales for the three months ended January 31, 1997 were $160.9 million on 324,014 tons shipped, representing an 8.4% increase in net sales and a 3.6% decrease in tons shipped compared to the three months ended January 31, 1996. Net sales per ton shipped increased 12.4% to $497 compared to $442 for the 1996 quarter. This increase is primarily the result of changes in product mix with shipments of custom carbon, alloy and electrical steels accounting for 65.9% in 1997 and 44.4% in 1996. In addition, shipments in the first quarter of 1996 included 33,389 tons of lower value added semi-finished steel. Product mix for the 1996 quarter was adversely affected by a labor contract dispute and resulting work stoppage which was concluded on October 24, 1995.

Gross margin (net sales less cost of goods sold) was $29.3 million for the three months ended January 31, 1997 compared to $23.0 million for the three months ended January 31, 1996. The increase in gross margin reflects improvement in the custom product mix and increases in selling prices offset somewhat by higher maintenance costs.

Operating income was $9.7 million for the three months ended January 31, 1997 compared to $12.8 million for the three month period ended January 31, 1996. The operating results for 1997 include $8.6 million of compensation expenses related to the Transactions offset by the increase in gross margin discussed above. Excluding the expenses incurred as a result of the Transactions, operating income was $18.3 million during the 1997 quarter or $57 per ton shipped compared to $38 per ton shipped in the 1996 quarter. Operating income in the 1996 quarter was adversely affected by the labor contract dispute in the fourth quarter of 1995.

Interest expense increased to $7.5 million in 1997 compared to $6.3 million in 1996 as a result of the issuance of $300 million 10% Senior Secured Notes and the retirement of $206.1 million principal amount of 10.5% Senior Notes on November 27, 1996. Interest income decreased to $0.6 million in 1997 compared to $1.3 million in 1996 as a result of lower cash, cash equivalent and short-term investments in the 1997 period due to the Transactions.

As a result of the items discussed above, income before extraordinary items was $1.7 million in 1997 compared to $4.8 million in 1996. During the first quarter of 1997, the Company recognized an extraordinary loss of $19.6 million, net of income taxes, on the early retirement of $206.1 million principal amount of Senior Notes. As a result, the Company had a net loss of $17.9 million for the quarter ended January 31, 1997.


Liquidity and Capital Resources

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash provided by operating activities. The Company's primary sources of liquidity as of January 31, 1997 consisted of cash and cash equivalents of $13.2 million and available borrowing under the WCI Revolving Credit Facility.

The WCI Revolving Credit Facility has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of January 31, 1997, WCI had no borrowings outstanding under the WCI Revolving Credit Facility, with a borrowing limit of $94.5 million net of $5.5 million in outstanding letters of credit.
Cash used by operating activities was $5.3 million for the three months ended January 31, 1997 compared to cash provided by operating activities of $18.6 million for the 1996 period. The decrease in operating cash flow in 1997 compared to 1996 resulted from a decrease in income before extraordinary loss and changes in accounts receivable, inventories, income taxes recoverable and payable and accounts payable during the 1997 quarter.

Capital expenditures were $12.5 million and $3.3 million during the first quarter of fiscal 1997 and 1996, respectively, and are estimated to be $40 million to $45 million for all of fiscal 1997, including planned expenditures for the upgrade of the Company's hot strip mill. The higher level of capital expenditures in 1997 reflects expenditures on the upgrade of the Company's hot strip mill which is in progress. Management has funded the capital expenditures in 1997 and 1996 through cash balances and cash provided by operating activities. At January 31, 1997, the Company had commitments for capital expenditures of approximately $11.8 million related primarily to the hot strip mill upgrade.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, during the first quarter of 1997 the Company completed the sale of $300 million 10% Senior Secured Notes due 2004 (Senior Secured Notes). The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete the Equity Tender Offer for $56.9 million, including expenses, complete a tender offer in which the Company acquired $206.1 million of the $206.4 million aggregate principal amount of the then outstanding Senior Notes at a rate of $1,125 per $1,000 principal amount outstanding plus accrued interest, pay a $108 million dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs. The Company's liquidity was significantly reduced and its debt service requirements significantly increased as a result of these transactions. The Company may defease the remaining $280,000 principal amount of Senior Notes by depositing with the trustee money and/or U.S. government obligations sufficient to make payments with respect to the Senior Notes. Management anticipates that cash flow from operations and availability under the Company's revolving credit facility will be sufficient to finance the Company's liquidity needs for the foreseeable future.

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



                        PART II - OTHER INFORMATION

                               WCI STEEL, INC.


ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K


          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.


          (b)  Reports on Form 8-K:

               No report on Form 8-K was filed during the quarter ended January 31, 1997.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: February 24, 1997                  /S/ BRET W. WISE
                                        -----------------------------
                                        Bret W. Wise
                                        Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

                               WCI STEEL, INC.

                               EXHIBIT INDEX



          Exhibit Number                   Description



              27.                    Financial Data Schedule