Form 10-Q
period 1997-04-30
WCI STEEL INC
filed 1997-05-14
CIK 897745

-----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 30, 1997.
                                 ---------------

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [X]  Yes     [ ]   No

    As of April 30, 1997, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.


-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------

                                                                    Page No.
                                                                    --------

PART I    FINANCIAL INFORMATION
-------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          April 30, 1997 and October 31, 1996.                             3


          Condensed Consolidated Statements of Operations for the
          three months and six months ended April 30, 1997 and 1996.       4


          Condensed Consolidated Statements of Cash Flows for the
          six months ended April 30, 1997 and 1996.                        5


          Notes to Condensed Consolidated Financial Statements.            6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10


PART II   OTHER INFORMATION
---------------------------

  Item 6. Exhibits and Reports on Form 8-K                                14

          Signatures                                                      15

          Exhibit Index                                                   16

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                                     April 30,   October 31,
                                                       1997          1996
                                                    (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents.........................$  21,364     $  90,395
  Short-term investments............................        -        49,146
  Accounts receivable, less allowances..............   66,885        65,869
  Inventories.......................................   92,332        96,675
  Recoverable income taxes..........................    2,029             -
  Deferred income taxes.............................   10,843        10,637
  Prepaid expenses..................................      474         1,244
                                                     --------      --------
       Total current assets.........................  193,927       313,966
Property, plant and equipment, net..................  220,638       205,121
Intangible pension asset............................   25,627        27,505
Other assets, net...................................   22,533        20,861
                                                     --------      --------
            Total assets............................$ 462,725     $ 567,453
                                                     ========      ========
LIABILITIES and SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$   2,502     $   2,448
  Accounts payable..................................   61,307        79,138
  Accrued liabilities...............................   52,672        40,697
  Income taxes......................................        -        10,049
                                                     --------      --------
       Total current liabilities....................  116,481       132,332

Long-term debt, excluding current portion...........  301,673       209,058
Deferred income taxes...............................    4,053         4,365
Postretirement health benefits......................   84,129        81,795
Pension benefits....................................   35,133        34,011
Other liabilities...................................   20,097        26,012
                                                     --------      --------
            Total liabilities.......................  561,566       487,573
                                                     --------      --------
Shareholders' equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -             -
 Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 100 and
    36,623,700 shares issued at April 30, 1997
    and October 31, 1996, respectively..............        -           366
  Treasury stock at cost, 222,300 shares at
    October 31, 1996................................        -        (1,200)
  Additional paid-in capital........................        -           570
  Retained earnings (deficit).......................  (98,841)       80,144

                                                     --------      --------
            Total shareholders' equity (deficit)....  (98,841)       79,880
Commitments and contingencies.......................        -             -
            Total liabilities and                    --------      --------
            shareholders' equity....................$ 462,725     $ 567,453
                                                     ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                        Three months          Six months
                                       ended April 30,      ended April 30,
                                       1997       1996      1997       1996
  Net sales........................ $ 172,634  $ 166,959 $ 333,541 $ 315,452

  Operating costs and expenses
   Cost of products sold...........   141,291    140,698   272,900   266,202
   Depreciation and amortization...     5,582      5,641    11,126    11,310
   Selling, general and
    administrative expenses........     5,287      5,716    19,303    10,199
                                      -------    -------   -------   -------
                                      152,160    152,055   303,329   287,711
                                      -------    -------   -------   -------
  Operating income.................    20,474     14,904    30,212    27,741
                                      -------    -------   -------   -------
  Other income (expense)
   Interest expense................    (8,068)    (6,247)  (15,593)  (12,510)
   Interest and other income, net..       137      1,666       788     3,071
                                      -------    -------   -------   -------
                                       (7,931)    (4,581)  (14,805)   (9,439)
                                      -------    -------   -------   -------
  Income before extraordinary loss
   and income taxes................    12,543     10,323    15,407    18,302
  Income tax expense...............    (4,766)    (4,129)   (5,917)   (7,320)
                                      -------    -------   -------   -------
  Income before extraordinary
   loss............................     7,777      6,194     9,490    10,982
  Extraordinary loss on early
   retirement of debt, net
   of income tax...................         -          -   (19,606)        -
                                      -------    -------   -------   -------

  Net income (loss)................ $   7,777  $   6,194 $ (10,116)$  10,982
                                      =======    =======   =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)                Six months
                                                           ended April 30,
                                                           1997        1996
Cash flows from operating activities
     Net (loss) income.................................$(10,116)    $ 10,982
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization................   9,661        9,845
          Amortization of deferred blast furnace
            maintenance costs..........................   1,465        1,465
          Amortization of financing costs..............     743        1,091
          Postretirement health benefits...............   2,334        2,513
          Pension benefits.............................   3,000        3,450
          Deferred income taxes........................    (518)       1,790
          Extraordinary loss on early retirement of
            debt.......................................  32,786
          Other........................................     394         (158)
     Cash provided (used) by changes in certain assets
          and liabilities
            Accounts receivable........................  (1,016)     (31,475)
            Inventories................................   4,343       19,684
            Prepaid expenses and other assets..........     794          772
            Accounts payable........................... (17,831)      25,555
            Accrued liabilities........................  11,975         (983)
            Income taxes payable and recoverable, net.. (12,078)       5,113
            Other liabilities..........................  (5,915)         241
                                                         ------      -------
             Net cash provided by operating
               activities..............................  20,021       49,885
                                                         ------      -------
Cash flows from investing activities
     Additions to property, plant and equipment, net... (25,241)     (11,767)
     Short-term investments, net.......................  49,146        4,349
     Gross proceeds from the sale of assets............       -          497
                                                         ------      -------
             Net cash (used) provided by investing
               activities..............................  23,905       (6,921)
                                                         ------      -------
Cash flows from financing activities
     Net proceeds from issuance of Senior Secured
       Notes........................................... 290,275            -
     Repurchase of Senior Notes........................(233,085)           -
     Repurchase of common stock........................ (56,936)           -
     Dividends paid....................................(112,000)      (1,828)
     Principal payments on other long-term debt........  (1,211)      (1,164)
                                                       --------      -------
             Net cash used by financing activities.....(112,957)      (2,992)
                                                       --------      -------






Net (decrease) increase in cash and cash equivalents... (69,031)      39,972
Cash and cash equivalents at beginning of period.......  90,395       94,266
                                                        -------      -------
Cash and cash equivalents at end of period.............$ 21,364     $134,238
                                                        =======      =======
Supplemental disclosure of cash flow information
     Cash paid for interest............................$  5,649     $ 11,487
     Cash paid for income taxes........................   5,335          428

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              ( Unaudited )
               Three and six months ended April 30, 1997 and 1996

NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of The Renco Group, Inc. (Renco or Parent). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1996.

NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 1997 and October 31, 1996 was as follows:

                                                April 30,    October 31,
                                                  1997          1996
                                               -----------   -----------
                                               (Unaudited)
                                                 (Dollars in thousands)
         Raw materials.........................$  29,002     $  40,828
         Finished and semi-finished product....   70,588        62,340
         Supplies..............................      528           393
                                                --------      --------
                                                 100,118       103,561
         Less LIFO reserve.....................    7,786         6,886
                                                --------      --------
                                               $  92,332     $  96,675
                                                ========      ========

NOTE 3 :  LONG-TERM DEBT
Long-term debt consists of the following:

                                                April 30,   October 31,
                                                  1997          1996
                                               ----------    ----------
                                               (Unaudited)
                                                (Dollars in thousands)

Senior Secured Notes with interest at 10%
 payable semi-annually, due 2004...............$ 300,000     $       -
Senior Notes with interest at 10.5%
 payable semi-annually, due 2002...............      280       206,400
Revolving Credit Facility (Revolver) with
 interest at prime plus 0.5% (9.00% at
 April 30, 1997) payable monthly...............        -             -
Other..........................................    3,895         5,106
                                                 -------       -------
                                                 304,175       211,506
Less current portion of long-term debt.........    2,502         2,448
                                                 -------       -------
                                               $ 301,673     $ 209,058
                                                 =======       =======

On November 27, 1996, WCI Steel Holdings, Inc., a wholly-owned subsidiary of Renco, completed a tender offer in which it purchased substantially all the outstanding shares of common stock of the Company not held by Renco (Equity Tender Offer). Following the completion of the Equity Tender Offer, WCI Steel Holdings, Inc. was merged with and into the Company with the Company surviving as a wholly-owned subsidiary of Renco. The total consideration paid for the common stock tendered and the common stock reacquired as a result of the merger of WCI Steel Holdings, Inc. with and into the Company was approximately $56,936,000, including related expenses.

On the same date, the Company completed the sale of $300,000,000 10% senior secured notes (Senior Secured Notes) due 2004. The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete the Equity Tender Offer, a tender offer in which the Company acquired $206,120,000 of the $206,400,000 aggregate principal amount of the then outstanding 10.5% Senior Notes at a rate of $1,125 per $1,000 principal amount outstanding plus accrued interest, pay a $108,000,000 dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs. The debt transactions, Equity Tender Offer, dividend payment and compensation payments are collectively referred to as the "Transactions". As a result of the Transactions, the Company recognized an extraordinary loss of $19,606,000, net of income tax benefits of $13,180,000, and compensation expenses of approximately $8,577,000 in the first quarter of fiscal 1997.

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

The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist as a result of the transactions or dividends, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period. Under these agreements $3,311,000 was available for dividends and other transactions with affiliates at April 30, 1997.

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

The Company has obtained a Resource Conservation and Recovery Act (RCRA) storage permit for waste pickle liquor at its' Warren facility acid regeneration plant. As a provision of the permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has developed and submitted a workplan for the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), to the EPA. In April 1997 the Company received notice from the EPA that it had approved the RFI, which is expected to be completed in approximately 18 months. The workplan identifies thirteen historical solid waste management units which are the subject of the RFI. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that it would not have a material adverse effect on the operating results or financial condition of the Company.

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

On April 5, 1996, an employee instituted an action for damages against the Company in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. In July 1996, the plaintiff moved for an order permitting her to amend her complaint to add new party plaintiffs alleging a claim under only the privacy rights cause of action. On April 28, 1997 the plaintiff filed for summary judgement. The Company denies plaintiff's allegations of liability and has opposed the plaintiff's motions to amend the complaint and for summary judgement. The court has yet to rule on either of the plaintiff's motions. In addition, the court has allowed until September 2, 1997 for discovery and set a trial date in February 1998.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                Three Months Ended April 30, 1997 Compared to
                     Three Months Ended April 30, 1996

Net sales for the three months ended April 30, 1997 were $172.6 million on 340,333 tons shipped, representing an 3.4% increase in net sales and a 4.1% decrease in tons shipped compared to the three months ended April 30, 1996. Shipping volume was slightly lower in the 1997 period due to the continuing upgrade of the Company's hot strip mill and consequent downtime. Net sales per ton shipped increased 7.6% to $507 compared to $471 for the 1996 quarter. This increase is primarily the result of changes in product mix with shipments of custom carbon, alloy and electrical steels accounting for 69.9% in 1997 and 57.2% in 1996, and increases in selling prices. The improved custom product mix in 1997 reflects continued strong demand for the Company's custom products and a prolonged work stoppage of a competitor. Shipments in the second quarter of 1996 included 12,433 tons of lower value added semi-finished steel due to the lingering effects of a work stoppage at the Company in late 1995.

Gross margin (net sales less cost of goods sold) was $31.3 million for the three months ended April 30, 1997 compared to $26.3 million for the three months ended April 30, 1996. The increase in gross margin reflects improvement in the custom product mix and increases in selling prices offset somewhat by lower volume in 1997.

Operating income was $20.5 million, $60 per ton, for the three months ended April 30, 1997 compared to $14.9 million, $42 per ton, for the three month period ended April 30, 1996. The improved operating results for 1997 reflect the higher gross margin discussed above.

Interest expense increased to $8.1 million in the 1997 quarter compared to $6.3 million in 1996 as a result of the issuance of $300 million 10% Senior Secured Notes and the retirement of $206.1 million principal amount of 10.5% Senior Notes on November 27, 1996. Interest income decreased to $0.1 million in 1997 compared to $1.4 million in 1996 as a result of lower cash, cash equivalent and short-term investments in the 1997 period due to the Transactions.

As a result of the items discussed above, income before extraordinary items was $7.8 million in the 1997 quarter compared to $6.2 million in 1996.


                 Six Months Ended April 30, 1997 Compared to
                      Six Months Ended April 30, 1996

Net sales for the six months ended April 30, 1997 were $333.5 million on 664,347 tons shipped, representing an 5.7% increase in net sales and a 3.8% decrease in tons shipped compared to the six months ended April 30, 1996.

Shipping volume was slightly lower in the 1997 period due to the continuing upgrade of the Company's hot strip mill and consequent downtime. Net sales per ton shipped increased 9.8% to $502 compared to $457 for the 1996 period. This increase is primarily the result of changes in product mix with shipments of custom carbon, alloy and electrical steels accounting for 68.0% in 1997 and 51.0% in 1996 and to a lesser extent, increases in selling prices. In addition, shipments in 1996 included 45,822 tons of lower value added semi-finished steel due to the effects of a work stoppage which was concluded on October 24, 1995.

Gross margin (net sales less cost of goods sold) was $60.6 million for the six months ended April 30, 1997 compared to $49.3 million for the six months ended April 30, 1996. The increase in gross margin reflects improvement in the custom product mix and increases in selling prices offset somewhat by lower volume in 1997.

Operating income was $30.2 million for the six months ended April 30, 1997 compared to $27.7 million for the six month period ended April 30, 1996. The operating results for 1997 reflect the increase in gross margin discussed above offset by $8.6 million of compensation expenses related to the Transactions. Excluding the expenses incurred as a result of the Transactions, operating income was $38.8 million during 1997 or $58 per ton shipped compared to $40 per ton shipped in the 1996 period. Operating income in the 1996 period was adversely affected by the labor contract dispute in the fourth quarter of 1995.

Interest expense increased to $15.6 million in 1997 compared to $12.5 million in 1996 as a result of the issuance of $300 million 10% Senior Secured Notes and the retirement of $206.1 million principal amount of 10.5% Senior Notes on November 27, 1996. Interest income decreased to $0.8 million in 1997 compared to $2.7 million in 1996 as a result of lower cash, cash equivalent and short-term investments in the 1997 period due to the Transactions.

As a result of the items discussed above, income before extraordinary items was $9.5 million in 1997 compared to $11.0 million in 1996. During the six months ended April 30, 1997, the Company recognized an extraordinary loss of $19.6 million, net of income taxes, on the early retirement of $206.1 million principal amount of Senior Notes. As a result, the Company had a net loss of $10.1 million for the six months ended April 30, 1997.


Liquidity and Capital Resources

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. The Company's primary sources of liquidity as of April 30, 1997 consisted of $21.4 million of cash and cash equivalents and available borrowing under the WCI Revolving Credit Facility.

The WCI Revolving Credit Facility has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of April 30, 1997, WCI had no borrowings outstanding under the WCI Revolving Credit Facility, with a borrowing limit of $100 million less any outstanding letters of credit ($5.5 million as of April 30, 1997).

Cash provided by operating activities was $20.0 million for the six months ended April 30, 1997 compared to $49.9 million for the 1996 period. The decrease in operating cash flow in 1997 compared to 1996 resulted primarily from the working capital benefit experienced in 1996 following the resolution of a work stoppage in late 1995 and higher in process steel inventory in 1997 as a result of the continuing hot strip mill upgrade. The hot strip mill upgrade is scheduled to be completed late in the third fiscal quarter and accordingly, management expects third quarter shipments to be slightly lower than the second quarter of 1997.

Capital expenditures were $25.2 million and $11.8 million for the six months ended April 30, 1997 and 1996, respectively, and are estimated to be $40 million to $45 million for all of fiscal 1997, including planned expenditures for the upgrade of the Company's hot strip mill. Management has funded the capital expenditures in 1997 and 1996 through cash balances and cash provided by operating activities. At April 30, 1997, the Company had commitments for capital expenditures of approximately $11.8 million related primarily to the hot strip mill upgrade.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, during the first quarter of 1997 the Company completed the sale of $300 million 10% Senior Secured Notes due 2004. The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete the Equity Tender Offer for $56.9 million, including expenses, complete a tender offer in which the Company acquired $206.1 million of the $206.4 million aggregate principal amount of the then outstanding 10.5% Senior Notes at a rate of $1,125 per $1,000 principal amount outstanding plus accrued interest, pay a $108 million dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs. The Company's liquidity was significantly reduced and its debt service requirements significantly increased as a result of these transactions. The Company has the right to defease the remaining $280,000 principal amount of Senior Notes by depositing with the trustee money and/or U.S. government obligations sufficient to make payments with respect to the Senior Notes. Management anticipates that cash flow from operations and availability under the WCI Revolving Credit Facility will be sufficient to finance the Company's liquidity needs for the foreseeable future.

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

The Company declared and paid a dividend of $4 million during the second quarter of 1997.


Forward-Looking Statements

This report includes forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; and major equipment failures.

                        PART II - OTHER INFORMATION

                               WCI STEEL, INC.


ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K


          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.


          (b)  Reports on Form 8-K:

               No report on Form 8-K was filed during the quarter ended April 30, 1997.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: May 14, 1997                  /S/ BRET W. WISE
                                        -----------------------------
                                        Bret W. Wise
                                        Vice President and
                                        Chief Financial Officer
                                        (principal accounting officer)

                               WCI STEEL, INC.

                               EXHIBIT INDEX



          Exhibit Number                   Description


              10.2.9 Amended and Restated Net Worth Appreciation Agreement dated March 10, 1997 between the Registrant and Edward
                                     R. Caine

              10.2.10 Amended and Restated Net Worth Appreciation Agreement dated March 10, 1997 between the Registrant and Bret W. Wise

              10.2.11 Amended and Restated Net Worth Appreciation Agreement dated March 10, 1997 between the Registrant and Patrick
                                     T. Kenney

              10.2.12 Amended and Restated Net Worth Appreciation Agreement dated March 10, 1997 between the Registrant and Patrick
                                     G. Tatom

              27.                    Financial Data Schedule