Form 10-Q
period 1997-07-31
WCI STEEL INC
filed 1997-08-18
CIK 897745

-----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 1997.
                                 ---------------

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

                                           [X]  Yes     [ ]   No

  As of July 31, 1997, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.


-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------

                                                                    Page No.
                                                                    --------

PART I    FINANCIAL INFORMATION
-------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          July 31, 1997 and October 31, 1996.                              3


          Condensed Consolidated Statements of Operations for the
          three months and nine months ended July 31, 1997 and 1996.       4


          Condensed Consolidated Statements of Cash Flows for the
          nine months ended July 31, 1997 and 1996.                        5


          Notes to Condensed Consolidated Financial Statements.            6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10


PART II   OTHER INFORMATION
---------------------------

  Item 1. Legal Proceedings                                               14

  Item 6. Exhibits and Reports on Form 8-K                                14

          Signatures                                                      15

          Exhibit Index                                                   16

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                                     July 31,   October 31,
                                                       1997          1996
                                                    (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents.........................$  14,977     $  90,395
  Short-term investments............................        -        49,146
  Accounts receivable, less allowances..............   60,805        65,869
  Inventories.......................................  101,839        96,675
  Deferred income taxes.............................   10,188        10,637
  Prepaid expenses..................................      601         1,244
                                                     --------      --------
       Total current assets.........................  188,410       313,966
Property, plant and equipment, net..................  223,911       205,121
Intangible pension asset............................   24,687        27,505
Other assets, net...................................   21,281        20,861
                                                     --------      --------
            Total assets............................$ 458,289     $ 567,453
                                                     ========      ========
LIABILITIES and SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$   1,592     $   2,448
  Accounts payable..................................   63,078        79,138
  Accrued liabilities...............................   44,810        40,697
  Income taxes......................................    2,018        10,049
                                                     --------      --------
       Total current liabilities....................  111,498       132,332

Long-term debt, excluding current portion...........  301,643       209,058
Deferred income taxes...............................    3,473         4,365
Postretirement health benefits......................   84,929        81,795
Pension benefits....................................   35,450        34,011
Other liabilities...................................   17,987        26,012
                                                     --------      --------
            Total liabilities.......................  554,980       487,573
                                                     --------      --------
Shareholders' equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -             -
 Common Stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 100 and
    36,623,700 shares issued at July 31, 1997
    and October 31, 1996, respectively..............        -           366
  Treasury stock at cost, 222,300 shares at
    October 31, 1996................................        -        (1,200)
  Additional paid-in capital........................        -           570
  Retained earnings (deficit).......................  (96,691)       80,144

                                                     --------      --------
            Total shareholders' equity (deficit)....  (96,691)       79,880
Commitments and contingencies.......................        -             -
            Total liabilities and                    --------      --------
              shareholders' equity (deficit)........$ 458,289     $ 567,453
                                                     ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                        Three months          Nine months
                                       ended July 31,        ended July 31,
                                       1997       1996      1997       1996
  Net sales........................ $ 165,917  $ 174,695 $ 499,458 $ 490,147

  Operating costs and expenses
   Cost of products sold...........   134,358    145,265   407,258   411,467
   Depreciation and amortization...     5,653      5,650    16,779    16,960
   Selling, general and
    administrative expenses........     5,006      5,740    24,309    15,939
                                      -------    -------   -------   -------
                                      145,017    156,655   448,346   444,366
                                      -------    -------   -------   -------
  Operating income.................    20,900     18,040    51,112    45,781
                                      -------    -------   -------   -------
  Other income (expense)
   Interest expense................    (8,055)    (6,232)  (23,648)  (18,742)
   Interest and other income, net..       301      1,742     1,089     4,813
                                      -------    -------   -------   -------
                                       (7,754)    (4,490)  (22,559)  (13,929)
                                      -------    -------   -------   -------
  Income before extraordinary loss
   and income taxes................    13,146     13,550    28,553    31,852
  Income tax expense...............    (4,996)    (5,420)  (10,913)  (12,740)
                                      -------    -------   -------   -------
  Income before extraordinary
   loss............................     8,150      8,130    17,640    19,112
  Extraordinary loss on early
   retirement of debt, net
   of income tax...................         -          -   (19,606)        -
                                      -------    -------   -------   -------

  Net income (loss)................ $   8,150  $   8,130 $  (1,966)$  19,112
                                      =======    =======   =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)                Nine months
                                                            ended July 31,
                                                           1997        1996
Cash flows from operating activities
     Net (loss) income.................................$ (1,966)    $ 19,112
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization................  14,581       14,763
          Amortization of deferred blast furnace
            maintenance costs..........................   2,198        2,197
          Amortization of financing costs..............   1,093        1,637
          Postretirement health benefits...............   3,134        4,091
          Pension benefits.............................   4,257        5,075
          Deferred income taxes........................    (443)        (413)
          Extraordinary loss on early retirement of
            debt.......................................  32,786            -
          Other........................................     323         (636)
     Cash provided (used) by changes in certain assets
          and liabilities
            Accounts receivable........................   5,064      (31,478)
            Inventories................................  (5,164)      20,045
            Prepaid expenses and other assets..........   1,008        1,372
            Accounts payable........................... (16,060)      24,900
            Accrued liabilities........................   4,113        9,012
            Income taxes payable and recoverable, net..  (8,031)       7,094
            Other liabilities..........................  (8,025)         547
                                                         ------      -------
             Net cash provided by operating
               activities..............................  28,868       77,318
                                                         ------      -------
Cash flows from investing activities
     Additions to property, plant and equipment, net... (33,498)     (20,406)
     Short-term investments, net.......................  49,146       (5,770)
     Gross proceeds from the sale of assets............     135          497
                                                         ------      -------
             Net cash (used) provided by investing
               activities..............................  15,783      (25,679)
                                                         ------      -------
Cash flows from financing activities
     Net proceeds from issuance of Senior Secured
       Notes........................................... 290,103            -
     Repurchase of Senior Notes........................(233,085)           -
     Repurchase of Common Stock........................ (56,936)           -
     Dividends paid....................................(118,000)      (4,019)
     Principal payments on other long-term debt........  (2,151)      (2,053)
     Purchases of treasury stock......................        -       (1,200)
                                                       --------      -------
             Net cash used by financing activities.....(120,069)      (7,272)
                                                       --------      -------






Net (decrease) increase in cash and cash equivalents... (75,418)      44,367
Cash and cash equivalents at beginning of period.......  90,395       94,266
                                                        -------      -------
Cash and cash equivalents at end of period.............$ 14,977     $138,633
                                                        =======      =======
Supplemental disclosure of cash flow information
     Cash paid for interest............................$ 21,216     $ 11,811
     Cash paid for income taxes........................   6,207        6,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                ( Unaudited )
               Three and nine months ended July 31, 1997 and 1996

NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of The Renco Group, Inc. (Renco or Parent). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1996.

NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 1997 and October 31, 1996 was as follows:

                                                July 31,    October 31,
                                                  1997          1996
                                               -----------   -----------
                                               (Unaudited)
                                                 (Dollars in thousands)
         Raw materials.........................$  31,436     $  40,828
         Finished and semi-finished product....   77,961        62,340
         Supplies..............................      528           393
                                                --------      --------
                                                 109,925       103,561
         Less LIFO reserve.....................    8,086         6,886
                                                --------      --------
                                               $ 101,839     $  96,675
                                                ========      ========


NOTE 3 :  LONG-TERM DEBT
Long-term debt consists of the following:

                                                July 31,   October 31,
                                                  1997          1996
                                               ----------    ----------
                                               (Unaudited)
                                                (Dollars in thousands)

Senior Secured Notes with interest at 10%
 payable semi-annually, due 2004...............$ 300,000     $       -
Senior Notes with interest at 10.5%
 payable semi-annually, due 2002...............      280       206,400
Revolving Credit Facility (Revolver) with
 interest at prime plus 0.5% (9.00% at
 July 31, 1997) payable monthly................        -             -
Other..........................................    2,955         5,106
                                                 -------       -------
                                                 303,235       211,506
Less current portion of long-term debt.........    1,592         2,448
                                                 -------       -------
                                               $ 301,643     $ 209,058
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

The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist as a result of the transactions or dividends, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period. Under these agreements $1,387,000 was available for dividends and other transactions with affiliates at July 31, 1997.

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

On June 29, 1995, the Department of Justice, on behalf of the Environmental Protection Agency (EPA), instituted a civil action against WCI under the Clean Water Act in the United States District Court for the Northern District of Ohio. The action alleges numerous violations of the Company's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1996, inclusive. On March 29, 1996, the Department of Justice on behalf of the EPA, instituted another civil action against the Company in the same court under the Clean Air Act alleging violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. Each action seeks a civil penalty not to exceed the statutory maximum of $25,000 per day per violation and also seeks an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalty for the alleged violations is unlikely based upon past judicial penalties imposed under the Clean Water Act and the Clean Air Act, and that it has defenses to liability. By letter dated November 1, 1996, EPA's Region V Water Division Director requested information pursuant to the Clean Water Act from the Company relating to the Warren facility, including information as to the effect of a prohibition against federal procurement of the Company's products on the Company's business. The Company has not been notified that the EPA will seek a federal procurement prohibition based on alleged permit violations. However, there can be no assurance that a federal procurement prohibition will not be imposed. The Company is negotiating with the EPA toward a settlement of these matters. If the Company is unable to reach a negotiated settlement, and if a substantial penalty similar to the statutory maximum penalty or federal procurement prohibition were imposed, it could have a material adverse effect on the operating results or financial condition of the Company, the extent of which the Company is unable to estimate at this time. These actions are in discovery and trial dates have not been established.

The Company has obtained a Resource Conservation and Recovery Act (RCRA) storage permit for waste pickle liquor at its Warren facility acid regeneration plant. As a provision of the permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. In April 1997 the Company received notice from the EPA that it had approved a workplan for the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), which is expected to be completed in 1999. The workplan identifies thirteen historical solid waste management units which are the subject of the RFI. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that it would not have a material adverse effect on the operating results or financial condition of the Company.

On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations Act and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the United Steelworkers of America. The plaintiffs have filed a notice of appeal regarding the court's decision to dismiss.

On April 5, 1996, an employee instituted an action for damages against the Company in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. On April 28, 1997 the plaintiff filed for summary judgement. The Company denies plaintiff's allegations of liability and has opposed the plaintiff's motion for summary judgement on which the court has yet to rule. The court has allowed until September 2, 1997 for discovery and set a trial date in February 1998.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                Three Months Ended July 31, 1997 Compared to
                     Three Months Ended July 31, 1996

Net sales for the three months ended July 31, 1997 were $165.9 million on 323,564 tons shipped, representing an 5.0% decrease in net sales and a 11.1% decrease in tons shipped compared to the three months ended July 31, 1996. During the 1997 quarter the Company substantially completed the upgrade of the hot strip mill which required several equipment outages and resulted in lower shipping volume during the quarter. Net sales per ton shipped increased 6.9% to $513 compared to $480 for the 1996 quarter. This increase is primarily the result of changes in product mix with shipments of custom carbon, alloy and electrical steels accounting for 70.7% in 1997 and 63.8% in 1996, and to a lesser extent, increases in product selling prices. The improved custom product mix in 1997 reflects strong demand for the Company's custom products in the last six months and a prolonged work stoppage of a competitor which was recently settled.

Gross margin (net sales less cost of goods sold) was $31.6 million, or 19.0%, for the three months ended July 31, 1997 compared to $29.4 million, or 16.8%, for the three months ended July 31, 1996. The increase in gross margin reflects improvement in the custom product mix and increases in selling prices offset somewhat by lower volume in 1997.

Operating income was $20.9 million, $65 per ton, for the three months ended July 31, 1997 compared to $18.0 million, $50 per ton, for the three month period ended July 31, 1996. The improved operating results for 1997 reflect the higher gross margin discussed above and lower selling, general and administrative expenses in the 1997 period primarily as a result of lower legal costs.

Interest expense increased to $8.1 million in the 1997 quarter compared to $6.2 million in 1996 as a result of the issuance of $300 million 10% Senior Secured Notes and the retirement of $206.1 million principal amount of 10.5% Senior Notes on November 27, 1996. Interest income decreased to $0.2 million in 1997 compared to $1.8 million in 1996 as a result of lower cash, cash equivalent and short-term investments in the 1997 period due to the Transactions.

As a result of the items discussed above, income before extraordinary items was $8.2 million in the 1997 quarter compared to $8.1 million in 1996.


                 Nine Months Ended July 31, 1997 Compared to
                      Nine Months Ended July 31, 1996

Net sales for the nine months ended July 31, 1997 were $499.5 million on 987,911 tons shipped, representing a 1.9% increase in net sales and a 6.3% decrease in tons shipped compared to the nine months ended July 31, 1996. Shipping volume was lower in the 1997 period due to the above mentioned upgrade of the Company's hot strip mill and consequent equipment downtime.

Net sales per ton shipped increased 8.8% to $506 compared to $465 for the 1996 period. This increase is primarily the result of changes in product mix with shipments of custom carbon, alloy and electrical steels accounting for 68.9% in 1997 and 55.4% in 1996 and to a lesser extent, increases in product selling prices. In addition, shipments in 1996 included 45,904 tons of lower value added semi-finished steel.

Gross margin (net sales less cost of goods sold) was $92.2 million, or 18.5%, for the nine months ended July 31, 1997 compared to $78.7 million, or 16.1%, for the nine months ended July 31, 1996. The increase in gross margin reflects improvement in the custom product mix and increases in selling prices offset somewhat by lower volume in 1997.

Operating income was $51.1 million for the nine months ended July 31, 1997 compared to $45.8 million for the nine month period ended July 31, 1996. The operating results for 1997 reflect the increase in gross margin discussed above offset by $8.6 million of compensation expenses related to the Transactions. Excluding the expenses incurred as a result of the Transactions, operating income was $59.7 million during 1997 or $60 per ton shipped compared to $43 per ton shipped in the 1996 period. Operating income in the 1996 period was adversely affected by the labor contract dispute in the fourth quarter of 1995.

Interest expense increased to $23.6 million in 1997 compared to $18.7 million in 1996 as a result of the issuance of $300 million 10% Senior Secured Notes and the retirement of $206.1 million principal amount of 10.5% Senior Notes on November 27, 1996. Interest income decreased to $1.0 million in 1997 compared to $4.5 million in 1996 as a result of lower cash, cash equivalent and short-term investments in the 1997 period due to the Transactions.

As a result of the items discussed above, income before extraordinary items was $17.6 million in 1997 compared to $19.1 million in 1996. During the nine months ended July 31, 1997, the Company recognized an extraordinary loss of $19.6 million, net of income taxes, on the early retirement of $206.1 million principal amount of Senior Notes. As a result, the Company had a net loss of $2.0 million for the nine months ended July 31, 1997.


Liquidity and Capital Resources

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. The Company's primary sources of liquidity as of July 31, 1997 consisted of $15.0 million of cash and cash equivalents and available borrowing under the WCI Revolving Credit Facility.

The WCI Revolving Credit Facility has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of July 31, 1997, WCI had no borrowings outstanding under the WCI Revolving Credit Facility, with a borrowing limit of $100 million less any outstanding letters of credit ($5.5 million as of July 31, 1997).
Cash provided by operating activities was $28.9 million for the nine months ended July 31, 1997 compared to $77.3 million for the 1996 period. The decrease in operating cash flow in 1997 compared to 1996 resulted primarily from the working capital benefit experienced in 1996 following the resolution of a work stoppage in late 1995 and significantly higher in-process steel inventory in 1997 as a result, in part, of the hot strip mill upgrade. Installation of the equipment for the hot strip mill upgrade was substantially completed during the third fiscal quarter. The Company is currently implementing and adjusting the equipment installed during the upgrade and, as a result, production delays have been, and may continue to be, experienced in the near term. Shipments in the third quarter were lower than previous quarters due to the hot strip mill upgrade. Management expects shipments to return to more normal levels during the fourth quarter as equipment implementation proceeds.

Capital expenditures were $33.5 million and $20.4 million for the nine months ended July 31, 1997 and 1996, respectively, and are estimated to be $40 million to $45 million for all of fiscal 1997, including expenditures for the upgrade of the Company's hot strip mill. Management has funded the capital expenditures in 1997 and 1996 through cash balances and cash provided by operating activities. At July 31, 1997, the Company had commitments for capital expenditures of approximately $11.2 million.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, during the first quarter of 1997 the Company completed the sale of $300 million 10% Senior Secured Notes due 2004. The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete the Equity Tender Offer for $56.9 million, including expenses, complete a tender offer in which the Company acquired $206.1 million of the $206.4 million aggregate principal amount of the then outstanding 10.5% Senior Notes at a rate of $1,125 per $1,000 principal amount outstanding plus accrued interest, pay a $108 million dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs. As a result of these transactions, the Company's liquidity was significantly reduced and its debt service requirements significantly increased. The Company has the right to defease the remaining $280,000 principal amount of Senior Notes by depositing with the trustee money and/or U.S. government obligations sufficient to make payments with respect to the Senior Notes. Management anticipates that cash flow from operations and availability under the WCI Revolving Credit Facility will be sufficient to finance the Company's liquidity needs for the foreseeable future.

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

The Company declared and paid a dividend of $6 million during the third quarter of 1997.

Forward-Looking Statements

This report includes forward-looking statements which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity, including effects of a recent settlement of a long labor dispute by a major producer; industry trends; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; and major equipment failures.

                        PART II - OTHER INFORMATION

                               WCI STEEL, INC.


ITEM 1.   LEGAL PROCEEDINGS

          Thomas C. Williams, etc. v. WCI Steel, Inc.

          Reference in made to the description of this action contained in the Company's annual report on Form 10-K for the year ended October 31, 1996.

          On July 31, 1997, the court granted the Company's motion to dismiss and entered judgement in favor of the Company and the United Steelworkers of America. The plaintiffs have filed a notice of appeal regarding the court's decision to dismiss.


ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K


          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.


          (b)  Reports on Form 8-K:

               No report on Form 8-K was filed during the quarter ended July 31, 1997.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: August 18, 1997                  /S/ BRET W. WISE
                                        -----------------------------
                                        Bret W. Wise
                                        Vice President and
                                        Chief Financial Officer
                                        (principal accounting officer)

                               WCI STEEL, INC.

                               EXHIBIT INDEX



          Exhibit Number                   Description


              27.                    Financial Data Schedule