Form 10-K405
period 1997-10-31
WCI STEEL INC
filed 1997-12-15
CIK 897745

-----------------------------------------------------------------------------
                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended October 31, 1997.
                                   or
/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from           to

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K.                      / X /

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 12, 1997 was $0.

The number of shares of Common Stock (no par value, $.01 stated value) of the registrant outstanding as of December 12, 1997 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

  None.
-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES
                                   FORM 10-K
                                     INDEX
                        --------------------------------


PART I                                                              Page No.
------------------------------------------------------------------  --------

     Item  1.  Business                                                 4

     Item  2.  Properties                                              12

     Item  3.  Legal Proceedings                                       12

     Item  4.  Submission of Matters to a Vote of Security Holders     13
PART II
------------------------------------------------------------------
     Item  5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                             14

     Item  6.  Selected Financial Data                                 15

     Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                              17

     Item  8.  Financial Statements and Supplementary Data             23

     Item  9.  Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure                  40
PART III
------------------------------------------------------------------
     Item 10.  Directors and Executive Officers of the Registrant      41

     Item 11.  Executive Compensation                                  42

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                          43

     Item 13.  Certain Relationships and Related Transactions          44
PART IV
------------------------------------------------------------------
     Item 14.  Exhibits, Financial Statement Schedule,
               and Reports on Form 8-K                                 46

     Financial Statement Schedule
      (including  Independent Auditors Report on Financial
       Statement Schedule)                                             47

     Signatures                                                        49

     Exhibit Index                                                     50

                                   PART I



ITEM 1.  BUSINESS


GENERAL

WCI Steel, Inc. (WCI or Company), a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988 and commenced operations on September 1, 1988. WCI's primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities owned by subsidiaries located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 170 grades of flat rolled custom and commodity steel products. Total shipments were 1,328,931 tons in fiscal 1997 and 1,396,732 tons in fiscal 1996. Custom flat rolled products, which include high carbon, alloy and high strength, silicon electrical and galvanized steel, constituted approximately 67.6% of net tons shipped during fiscal 1997 and 57.9% during fiscal 1996. Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers.


PRODUCTS

    OVERVIEW

WCI produces a wide range of custom flat rolled steel products, including high carbon, alloy and high strength, silicon electrical and galvanized steel. In these markets, WCI competes principally on the basis of (a) customer and product requirements, including small order quantities, specialized chemistries, narrow widths and delivery performance, (b) quality and (c) price. WCI's commodity steel product sales consist principally of hot and cold rolled low carbon sheet steel. In these markets, WCI competes principally on the basis of price and delivery performance. Export sales were approximately 2% of net sales during the last three fiscal years.



                             Net Tons Shipped               Percent of Total

                             Fiscal Year Ended              Fiscal Year Ended
                                October 31,                    October 31,
                         1997      1996      1995        1997      1996      1995
Custom Products:
 Hot and Cold
  Rolled.............   481,740   426,945   358,556      36.2      30.5      29.3
 Coated..............   416,854   382,352   367,444      31.4      27.4      30.1
                        -------   -------   -------      ----      ----      ----
Total Custom Products   898,594   809,297   726,000      67.6      57.9      59.4
Total Commodity......   430,337   587,435   495,940      32.4      42.1      40.6
                        -------   -------   -------      ----      ----      ----
Total Steel
 Products...........  1,328,931 1,396,732 1,221,940     100.0%    100.0%    100.0%
                      ========= ========= =========     =====     =====     =====


    CUSTOM PRODUCTS

High Carbon, Alloy, High Strength---WCI has developed niche markets for high carbon, alloy and high strength steel products that are sold to strip converters, steel service centers, and automobile and automotive parts manufacturers. Products required by the strip converter customers are characterized by low order quantities, relatively narrow width and specific metallurgical properties. WCI presently produces over 100 specialized chemistries for these niche markets.

WCI's customers in this sector, in turn, supply end-users which have highly specific and defined product needs requiring the strip converter to order steel with close gauge tolerances, minimal crown profiles, critical surface qualities and, in certain cases, in narrow widths.

In the high carbon and alloy market, WCI competes with several other domestic integrated producers, as well as various steel producers in Canada, Europe and Japan. In the high strength market, WCI competes with various major integrated mills.

Silicon---Silicon electrical steel is sheet steel that exhibits certain electrical or magnetic properties. The magnetic properties of this product permit electric motors to run at high speeds for extended periods of time with greater efficiency while minimizing heat loss.

The market for electrical sheet steel can be divided into two main segments: grain oriented silicon sheet and non-grain oriented silicon sheet. The distinction between grain and non-grain oriented silicon sheet pertains to the electrical properties of the steel. WCI's silicon annealing line is designed for production of non-grain oriented silicon sheet and all of WCI's silicon shipments are in this segment. Presently, there is one domestic competitor in this category and other foreign competitors. In addition, the Company's product also competes with cold rolled motor laminations produced by several other integrated steel makers which have been developed as a substitute product for silicon steels in certain applications.

Galvanized---Galvanized steel is zinc-coated sheet steel produced on WCI's hot dipped galvanizing line. The market for galvanized sheet steel is divided into two broad categories: heavy and light gauge steel. Heavy gauge galvanized steel is used in the manufacture of electrical boxes, automotive bumpers, culvert coil and grain bins, as well as many other end uses.

WCI's galvanized finishing line is suited to produce heavy gauge steel, and as a result, a majority of WCI's galvanized shipments are in this sector. WCI competes with several other integrated producers and minimills, as well as independent producers in the heavy gauge galvanized steel market.


COMMODITY PRODUCTS

In fiscal 1997, WCI shipped 430,337 tons in the aggregate of hot and cold rolled low carbon sheet and strip and low carbon semi-finished steel, which represented approximately 32.4% of the Company's net tons shipped. Hot rolled low carbon sheet is more price sensitive than custom hot rolled steels and is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers and several minimills.


MARKETING

WCI's marketing and sales strategy is to focus on increasing sales of custom products and on becoming a major supplier to its strategic customer base. Over 50% of WCI's shipments are to customers within 200 miles of the Warren facility. WCI believes that, due to the large number of active and potential customers in this geographic area, it has an advantage over competitors located farther away.

WCI has approximately 300 active accounts. The Company has a direct sales force which is assisted in the field by a staff of technical service representatives with strong metallurgical and technical backgrounds. Collectively, the sales force and technical staff comprise a knowledgeable team qualified to identify and meet customers' needs.

Marketing and pricing are centralized at the Warren facility, where the marketing strategy and the pricing levels are established for all WCI products. WCI's marketing staff works closely with the sales and technical service representatives to coordinate its sales and marketing strategies.


CUSTOMERS

WCI's customer base is dominated by steel converters and steel service centers, which in fiscal 1997 represented 65.8% of shipments. The remaining shipments were direct to end users.

    The following table sets forth the percentage of WCI's net tons shipped to various markets for the past three fiscal years.


                                           Fiscal Year Ended
                                              October 31,
Customer Category                     1997       1996       1995

 Conversion/further processing......  42.5%      44.6%      39.3%
 Steel service centers..............  23.3       24.0       23.0
 Construction.......................  15.8       11.5       13.1
 Electrical equipment...............   7.3        7.1        8.4
 Direct automotive..................   6.3        8.1       11.1
 Other..............................   4.8        4.7        5.1
                                     ------     ------     ------
   Total............................ 100.0%     100.0%     100.0%
                                     ======     ======     ======


In fiscal years 1997, 1996, and 1995, WCI's twenty largest customers represented approximately 57%, 56%, and 56%, respectively, of net sales. No customer accounted for as much as 10% of net sales in fiscal 1997.

BACKLOG

On October 31, 1997, WCI's order backlog was approximately 232,000 net tons with an approximate value of $116 million compared to approximately 255,000 net tons with an approximate value of $128 million at October 31, 1996, based in each case on the then current prices. Under the applicable orders, WCI is scheduled to ship substantially all of the orders in the October 31, 1997 backlog by January 31, 1998.


COMPETITION

The domestic steel industry is highly competitive. Despite significant reductions in raw steel production capacity by major domestic producers in the 1980s, the domestic industry continues to be adversely affected by excess world capacity.

In the United States, WCI competes with many other domestic steel companies. WCI also faces increasing competitive pressures from minimills. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material. Compared to integrated producers, minimills, which rely on less capital intensive hot metal sources, have certain advantages. Since minimills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped.
Since 1989, significant flat rolled minimill capacity has been constructed and these minimills now compete with integrated producers in product areas that traditionally had not faced significant competition from minimills. In addition, there is significant additional flat rolled minimill capacity under construction or announced with various planned commissioning dates through 1999. These minimills are expected to compete with the Company primarily in the commodity flat rolled steel market. In addition, the increased competition in commodity product markets has resulted in certain integrated producers increasing product offerings to compete with the Company's custom products.

During 1996 and 1997, the domestic steel market experienced significant increases in imports of foreign produced flat rolled products. The relative strength of the U.S. dollar and economy versus the strength of foreign currencies and economies, Europe in particular, can significantly affect the import/export trade balance for flat rolled steel products. The status of the trade balance may significantly affect the ability of the new minimill capacity to come on-line without disrupting the domestic flat rolled steel market.

Materials such as aluminum, cement, composites, glass and plastics compete as substitutes for steel in many markets.


MANUFACTURING PROCESS

In WCI's primary steelmaking process, iron ore pellets, coke, limestone, sinter and other raw materials are consumed in the blast furnace to produce "hot metal." Hot metal is further converted into liquid steel through the Basic Oxygen Furnace (BOF) process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch basis. WCI's BOF has two vessels, each with a steelmaking capacity of 182 tons per heat. From the BOF, the heats of steel are sent to the Ladle Metallurgy Facility (LMF), where the temperature and chemistry of the steel are adjusted to precise tolerances. In addition, the steel may be vacuum degassed to further improve its cleanliness. Liquid steel from the LMF then is formed into slabs through the process of continuous casting. The twin-strand continuous slab caster (Continuous Caster) allows WCI to cast all of its steel products. After continuous casting, slabs then are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at WCI's downstream operations. Finished products are normally shipped to customers in the form of coils.
WCI has linked its steelmaking and rolling equipment with a computer based integrated manufacturing control system to coordinate production and sales activities.


RAW MATERIALS

WCI's steelmaking operations are dependent on reliable supplies of various raw materials, principally iron ore pellets, coke and energy. WCI believes that it has adequate sources of its principal raw materials to meet its present needs.


     Iron Ore Pellets

WCI has a contract with a major supplier of iron ore pellets for its requirements in fiscal 1998 and no less than half of its requirements in fiscal 1999. Iron ore pellets satisfied approximately 71% of WCI's iron ore requirements in fiscal 1997, while WCI's sinter plant provided the balance. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements for 1998 from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.


     Coke

Coke is the principal fuel used to produce liquid iron and is an essential ingredient in steelmaking. WCI has contracts with two integrated steel producers for its estimated coke requirements through fiscal 1999. WCI's coke requirements are approximately 600,000 tons per year. The domestic supply of coke has decreased significantly over the last decade and may decrease further in the future due to the requirements of the Clean Air Act. As the Company does not own a coke battery, it is dependent upon commercially available domestic or imported coke to sustain its operations. Although the Company believes that there will be adequate supplies of domestic or imported coke available for its purposes after the expiration of its contracts in 1999, there can be no assurance to such effect.


     Energy and Gases

WCI's steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends to 2002 from a local utility.

WCI can generate approximately 20% of its own electrical needs. Natural gas is also purchased pursuant to a supply contract that extends to 2000. Oxygen is delivered from supplier-owned plants located at the Warren facility. Pursuant to a contract entered into in 1988, WCI is required to purchase all coke oven gas produced at an adjoining coke plant, which is usable by WCI, at a price based upon, but at a discount to, natural gas prices.


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

On June 29, 1995, the Department of Justice, on behalf of the Environmental Protection Agency (EPA), instituted a civil action against WCI under the Clean Water Act in the United States District Court for the Northern District of Ohio. The action alleges numerous violations of the Company's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1996, inclusive. On March 29, 1996, the Department of Justice on behalf of the EPA, instituted another civil action against the Company in the same court under the Clean Air Act alleging violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. Each action seeks a civil penalty not to exceed the statutory maximum of $25,000 per day per violation and also seeks an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalty for the alleged violations is unlikely based upon past judicial penalties imposed under the Clean Water Act and the Clean Air Act, and that it has defenses to liability. By letter dated November 1, 1996, EPA's Region V Water Division Director requested information pursuant to the Clean Water Act from the Company relating to the Warren facility, including information as to the effect of a prohibition against federal procurement of the Company's products on the Company's business. The Company responded to the EPA's request on December 2, 1996. The Company has not been notified that the EPA will seek a federal procurement prohibition based on alleged permit violations. However, there can be no assurance that a federal procurement prohibition will not be imposed. The Company is negotiating with the EPA toward a settlement of these matters. If the Company is unable to reach a negotiated settlement and if a substantial penalty similar to the statutory maximum penalty or federal procurement prohibition were imposed, it could have a material adverse effect on the operating results or financial condition of the Company, the extent of which the Company is unable to estimate at this time. These actions are in discovery. The Clean Air Act civil action has a trial date scheduled for May 1998. No trial date has been established for the Clean Water Act civil action.

WCI has obtained a storage permit under the Resource Conservation and Recovery Act (RCRA), for waste pickle liquor at its Warren facility acid regeneration plant. As a provision of the permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. In April 1997, the Company received notice from the EPA that it had approved a workplan for the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), which is expected to be completed in 1999. The workplan identifies thirteen historical solid waste management units which are subject to the RFI. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the findings of the RFI and the development and approval of the corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred, and there can be no assurance that it would not have a material adverse effect on the financial condition of the Company.

WCI received from the EPA a formal request dated April 1, 1994 for information pursuant to Section 3007 of the RCRA and Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA). The request required WCI to submit information relating to the generation, storage, treatment and disposal of solid or hazardous wastes or hazardous substances at the Warren facility. The request also required WCI to submit certain financial information and other information needed to evaluate the facility's compliance with the RCRA and CERCLA requirements. The Company made the requested information available to the EPA during 1994 and the EPA examined the information in March 1997. The request did not identify violations, seek to impose penalties or monetary sanctions or require the performance of remedial activities or other capital expenditures. Among other items, the request sought information about a specific area at which waste management occurred at the Warren facility under a prior owner. This area was remediated by the prior owner before the facility was sold to WCI, and the area is also scheduled to be investigated under the corrective action RFI. Under EPA guidance, the area will not be addressed under CERCLA when it is included in the corrective action process. Because of the past remediation of the area by a prior owner and the inclusion of the area in the corrective action process, WCI believes that the area would not be regarded as a priority risk under CERCLA.

The Company operates a landfill at its Warren facility which receives waste materials from the iron and steel-making operations. The Company has submitted a plan to state environmental authorities to replace this landfill with a new lined landfill. The plan involves closure by removal of the present landfill by selling approximately one-third of its contents to established markets for construction materials and recycling most of the remaining contents over an extended period at the sinter plant in Youngstown, Ohio operated by the Company's subsidiary, Youngstown Sinter Company, and disposing of any non-salable or non-recyclable material in the new lined landfill. The new lined landfill construction and existing landfill closure, if pursued, is expected to be completed in seven consecutive phases. The estimated cost through Phase I is approximately $2.7 million to $3.7 million expended over three years. The estimated cost for Phase II is approximately $1.5 million expended over six years, and the estimated cost for Phase III is approximately $1.6 million expended over ten years. Construction is expected to begin during fiscal 1998.

During 1997, the EPA proposed new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation as early as 2004. These standards have been the subject of significant discussion throughout federal and state governments, and changes to the standards or the implementation date may be made prior to final approval. Like much of the steel, utilities and other industries, WCI's current operations are not expected to comply with these proposed standards. WCI cannot currently assess the impact of these proposed standards on its results of operations or financial condition.


EMPLOYEES

As of October 31, 1997, WCI had 550 salaried employees and 1,701 hourly employees. Most of the employees are located at the Warren facility with the hourly employees being represented by the United Steelworkers of America
(USWA) with which WCI has a four-year collective bargaining agreement that expires August 31, 1999.


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


     Pension

WCI has defined contribution retirement plans that cover substantially all employees. WCI funds contributions to these plans as earned on a monthly basis. Company contributions to the plans are based on employee age, length of service and compensation.

The Company has a defined benefit floor offset pension plan which covers substantially all hourly employees at the Warren facility. The plan, when combined with benefits from the Company's defined contribution plan and benefits from a predecessor company's defined benefit pension plan, will provide a minimum level of pension benefits for eligible employees. Benefits are based on age and years of service, but not compensation. Under this plan, employees will receive upon retirement a monthly benefit equal to $35 times the number of years of service with WCI or its predecessors. If the employee has at least 30 years of service at retirement, the monthly benefit is subject to certain minimums based on age at retirement.

Monthly benefits under the defined benefit plan are reduced by the benefit payable from the Company's defined contribution plan (as an annuity equivalent) and benefits payable from a defined benefit pension plan of certain predecessor companies. No named executive officer is eligible to participate in this plan.


     Postretirement Health Care

WCI provides postretirement health care benefits to employees who retire while meeting certain age and service eligibility requirements. The Company has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of the Company and one of its subsidiaries to secure the Company's obligation for postretirement health care benefits. Minimum Company contributions are $.50 per hour worked or a minimum of approximately $1.5 million per year.


ITEM 2.  PROPERTIES

WCI's Warren, Ohio facility, situated on approximately 1,100 acres, includes a blast furnace, a two vessel BOF shop, an LMF and a vacuum degasser, a twin-strand Continuous Caster, a 56-inch hot strip mill, 54-inch tandem and temper mills, annealing facilities, a silicon continuous anneal line, hot-dip galvanizing and terne coating lines and other finishing facilities. The blast furnace was relined during 1995 as part of its planned maintenance, a procedure which is performed on a routine basis every six to eight years.

Youngstown Sinter Company, a subsidiary of the Company, owns and operates a sinter plant located in Youngstown, Ohio on 51 acres. The sinter plant converts plant waste dusts and iron ore into resources useable in the blast furnace, reducing WCI's iron ore pellet feed requirements by approximately 29% in fiscal 1997.

WCI's Niles Properties, Inc. is located approximately five miles from the Warren facility, and has approximately 600,000 square feet of building space. Presently, four steel users are tenants at the Niles facility, using 52% of the space. WCI is continuing to seek other appropriate tenants.

WCI believes that its facilities are well maintained and they are considered satisfactory for their purposes.

See Note 4 to the Consolidated Financial Statements, Part II, Item 8, for a description of liens related to the Company's property, plant and equipment.


ITEM 3.  LEGAL PROCEEDINGS

On January 23, 1996, two retired employees instituted an action against the Company and the USWA in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act and common law. On July 31, 1997 the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs have filed an appeal regarding the court's decision to dismiss.

On April 5, 1996, an employee instituted an action for damages against the Company in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. On April 28, 1997 the plaintiff filed for summary judgement. The Company denies plaintiff's allegations of liability and has opposed the plaintiff's motion for summary judgement on which the court has yet to rule. The court has set a trial date in February 1998.

For a description of pending litigation related to environmental matters, see "Item 1. Business-Environmental Matters."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 1997.

                                 PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company is a direct wholly-owned subsidiary of The Renco Group, Inc. (Renco). There is no established public trading market for the Company's common stock. As of December 12, 1997, the Company had one shareholder. The Company paid cash dividends three times during fiscal 1996 aggregating $6,567,000 and three times during fiscal 1997 aggregating $118,000,000. See
Note 4 to the Consolidated Financial Statements, Part II, Item 8 for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA


                                            Fiscal Year Ended October 31,
                                   1993      1994(1)    1995(2)    1996(3)    1997(4)
                                (Dollars and tons in thousands, except per ton amounts)
Statement of Income Data:
 Net Sales.....................  $578,639   $709,363   $630,990    $660,801   $668,470
 Cost of products sold.........   492,000    574,610    544,789     550,609    547,545
                                 --------   --------   --------    --------   --------
 Gross margin..................    86,639    134,753     86,201     110,192    120,925
 Depreciation and amortization.    20,978     19,868     21,178      22,547     23,174
 Selling, general and
  administrative expenses......    19,144     34,889     19,675      22,074     29,355
                                 --------   --------   --------    --------   --------
 Operating income..............    46,517     79,996     45,348      65,571     68,396
 Interest expense..............    23,182     28,709     25,787      24,968     31,690
 Interest and other income.....       301      1,505      6,212       6,545      1,239
                                 --------   --------   --------    --------   --------
 Income before income taxes,
  extraordinary losses on
  early retirement of debt
  and cumulative effect of
  change in accounting
  principle....................    23,636     52,792     25,773      47,148     37,945
 Income taxes..................     9,485     21,939     10,313      19,108     14,482
                                 --------   --------   --------    --------   --------
 Income before extraordinary
  losses on early retirement
  of debt and cumulative effect
  of change in accounting
  principle....................  $ 14,151   $ 30,853   $ 15,460    $ 28,040   $ 23,463
                                 ========   ========   ========    ========   ========
Other Operating Data:
 Net tons shipped..............     1,302      1,468      1,222       1,397      1,329
 Percent custom products.......      53.9%      56.9%      59.4%       57.9%      67.6%
 Average selling price per net
  ton shipped..................  $    445   $    483   $    516    $    473   $    503
 Average cost per net ton
  shipped......................       378        391        446         394        412
 Average gross margin per
  net ton shipped..............        67         92         71          79         91
 Average operating income per
  net ton shipped..............        36         54         37          47         51

Balance Sheet Data:
 Cash, cash equivalents and
  short-term investments.......     9,366     71,426    106,548     139,541     18,989
 Working capital (excluding
  cash, cash equivalents and
  short-term investments)......    49,510     69,193     61,881      42,093     66,913
 Property, plant and equipment,
  net..........................   206,951    196,212    189,733     205,121    224,620
 Total assets..................   396,342    481,596    519,159     567,453    470,751
 Total debt (including current
  portion).....................   136,858    216,108    213,854     211,506    302,937
 Shareholder's equity (deficit)    69,168     43,877     59,495      79,880    (90,866)

------------------------
  (1)  Fiscal 1994 Statement of Income reflects $11.1 million of compensation expenses related to the Company's initial public offering and the offering of the 10.5%
       senior notes.





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

  (4)  Fiscal 1997 statement of income reflects $8.6 million of compensation expenses related to the Transactions described in Management's Discussion and Analysis of
       Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, references to a year are to the Company's fiscal year ended October 31.

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

Net sales in 1997 were $668.5 million on 1,328,931 tons shipped, representing a 1.2% increase in net sales and a 4.9% decrease in tons shipped compared to 1996. The upgrade of the hot strip mill, substantially completed during 1997, required several equipment outages and resulted in lower shipping volume during the second and third quarters. Net sales per ton shipped increased 6.3% to $503 compared to $473 for 1996. This increase is primarily the result of changes in product mix with shipments of custom carbon, alloy and electrical steels accounting for 67.6% in 1997 and 57.9% in 1996 and, to a lesser extent, increases in product selling prices. The Company's custom product mix in 1996 was adversely effected by a 54 day labor contract dispute and resulting work stoppage which was concluded on October 24, 1995. Selling prices were generally strong through the third quarter of 1997 but began to decline late in the fourth quarter of 1997 due to minimill capacity additions, a high level of imports, and the reentry into the market of a major integrated mill. As a result of the foregoing conditions, sales prices are expected to remain lower in early 1998. In addition, shipments during 1997 and 1996 included 22,642 tons and 45,904 tons, respectively, of lower value added semi-finished steel. The Company expects to continue to ship semi-finished products during the first two quarters of 1998 while the upgrade to the hot strip mill is fully implemented.

Gross margin (net sales less cost of goods sold) was $120.9 million in 1997 compared to $110.2 million in 1996. The increase in gross margin reflects the increase in selling prices and improvement in product mix offset somewhat by higher LIFO inventory charges and lower shipping volume in 1997. Charges under the LIFO inventory valuation method amounted to $3.3 million in 1997, including $2.1 million in the fourth quarter, compared to essentially no LIFO charge in 1996.

Operating income was $68.4 million, $51 per ton shipped, for 1997 compared to $65.6 million, $47 per ton shipped, for 1996. The operating results for 1997 reflect the increase in gross margin discussed above offset by $8.6 million of compensation expenses related to the Transactions (as defined below). Excluding the expenses incurred as a result of the Transactions, operating income was $77.0 million during 1997 or $58 per ton shipped.

Interest expense increased to $31.7 million in 1997 compared to $25.0 million in 1996 as a result of the issuance of $300 million 10% Senior Secured Notes (Senior Secured Notes) and the retirement of $206.1 million principal amount of 10.5% Senior Notes (Senior Notes) on November 27, 1996. Interest income decreased to $1.1 million in 1997 compared to $6.2 million in 1996 as a result of lower cash, cash equivalent and short-term investments in 1997 due to the Transactions.

As a result of the items discussed above, income before the extraordinary loss was $23.5 million in 1997 compared to $28.0 million in 1996. During 1997, the Company recognized an extraordinary loss of $19.6 million, net of income taxes, on the early retirement of $206.1 million principal amount of Senior Notes.
As a result, the Company had net income of $3.9 million in 1997.


Fiscal 1996 Compared to Fiscal 1995

Net sales in 1996 were $660.8 million on 1,396,732 tons shipped, representing a 4.7% increase in net sales and a 14.3% increase in tons shipped compared to 1995. Net sales per ton shipped declined 8.3% to $473 compared to $516 for 1995 due to lower prices realized in the spot market as well as a change in product mix. The 1996 period included the sale of approximately 46,000 tons of lower value added semi-finished steel and a lower mix of custom carbon, alloy and electrical steel products which accounted for 57.9% of total shipments in 1996 compared with 59.4% in 1995. The sales mix and volume were adversely affected during the first two quarters of fiscal 1996 by a labor contract dispute and resulting work stoppage which was concluded October 24, 1995. During the third and fourth quarters of fiscal 1996, the Company's product mix returned to a more traditional mix, with sales of custom products accounting for 64.8% of shipments compared to 62.4% during the comparable period in 1995. Shipments for the three months ended October 31, 1996 were 342,147 tons compared to 208,522 during the same period in 1995 which was adversely affected by the work stoppage.

Gross margin was $110.2 million in 1996 compared to $86.2 million in 1995. The increase in gross margin reflects higher volume and improved per ton operating costs, offset somewhat by the lower sales prices in 1996 and the changes in product mix mentioned above, and a loss of $13.6 million of gross margin during the fourth quarter of 1995 as a result of the work stoppage.

Operating income was $65.6 million, $47 per ton shipped, for 1996 compared to $45.3 million, $37 per ton shipped, for 1995. The results for 1996 and 1995 reflect the gross margin discussed above, higher depreciation and amortization expense associated with the completion of a blast furnace reline in May of 1995 and higher selling, general and administrative expenses in the fourth quarter of 1996 compared to the same period in 1995. Selling, general and administrative expenses for the fourth quarter of 1996 were $3.3 million higher than during the same period in 1995 due primarily to reductions in expense in the fourth quarter of 1995 under the Company's variable compensation programs as a result of the loss incurred during that period.

As a result of the items discussed above, net income increased to $28.0 million for 1996 compared to net income of $15.5 million for 1995.

LIQUIDITY AND CAPITAL RESOURCES

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company's primary sources of liquidity as of October 31, 1997 consisted of cash and cash equivalents of $19.0 million and available borrowing under its $100 million revolving credit agreement (Revolver).

The Revolver has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of October 31, 1997, WCI had no borrowings outstanding under the Revolver, with a borrowing limit of $94.5 million net of $5.5 million in outstanding letters of credit.

  Cash from Operations

Cash provided by operating activities was $39.6 million for 1997 compared to $78.0 million and $60.7 million for 1996 and 1995, respectively. The decrease in operating cash flow in 1997 compared to 1996 resulted from significantly higher in-process steel inventory in 1997 as a result, in part, of the hot strip mill upgrade and a working capital benefit experienced in 1996 following the resolution of a work stoppage in late 1995.

As of October 31, 1997, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $33.8 million for each of 1998 and 1999.

  Capital Expenditures

Capital expenditures were $39.9 million, $35.4 million and $26.2 million during 1997, 1996 and 1995, respectively. Capital expenditures are estimated to be approximately $30 million in 1998. The higher level of capital investment in 1997 and 1996 reflect expenditures on the hot strip mill upgrade and hydrogen anneal facility and expenditures in 1995 reflect the blast furnace reline. Management has funded the Company's capital expenditures in 1997, 1996 and 1995 through cash balances and cash provided by operating activities. At October 31, 1997, the Company had commitments for capital expenditures of approximately $8.1 million.

  Debt and Equity Transactions

On November 27, 1996 WCI Steel Holdings, Inc., a wholly-owned subsidiary of Renco, completed a tender offer in which it purchased substantially all the outstanding shares of common stock of the Company not held by Renco (Equity Tender Offer). Following the completion of the Equity Tender Offer, WCI Steel Holdings, Inc. was merged with and into the Company with the Company surviving as a wholly-owned subsidiary of Renco. The total consideration paid for the common stock tendered and to non-tendering shareholders pursuant to the merger of WCI Steel Holdings, Inc. with and into the Company was approximately $56,934,000, including related expenses.

On the same date, the Company completed the sale of $300,000,000 Senior Secured Notes. The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete the Equity Tender Offer, complete a tender offer in which the Company acquired $206,120,000 of the $206,400,000 aggregate principal amount of the then outstanding Senior Notes at a rate of $1,125.00 per $1,000 principal amount outstanding plus accrued interest, pay a $108,000,000 dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs (Transactions). As a result of these Transactions, the Company recognized an extraordinary loss of $19,606,000, net of taxes, and compensation expenses of $8,577,000 in the first quarter of 1997. The Company's liquidity was significantly reduced and its debt service requirements significantly increased as a result of these Transactions. Management anticipates that cash flow from operations and availability under the Revolver will be sufficient to finance the Company's liquidity needs for the foreseeable future.

The Revolver and the indenture governing the Senior Secured Notes contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness.
The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

Postretirement Benefit Plans

The Company provides postretirement health care and life insurance benefits to substantially all employees who retire from the Company upon meeting certain age and length of service eligibility requirements. Under terms of the Company's labor contract, the Company is required to pay current claims and to contribute $.50 per hour worked by certain hourly employees, or a minimum of $1.5 million annually to a trust established to fund future benefits. Claims paid by the Company totaled $2.4 million, $1.7 million and $0.5 million during 1997, 1996 and 1995, respectively.

The Company has a defined benefit pension plan which covers substantially all bargained for employees and provides a minimum level of pension benefits based on age and years of service when combined with benefits provided under the Company's defined contribution plan and a predecessor company's defined benefit plan. The Company made minimal contributions to the plan during 1997. Under the minimum funding requirements of ERISA, the Company is required to contribute approximately $1.1 million in 1998 and $8.1 million in 1999 to this plan.

Environmental Matters

WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring. Capital expenditures for environmental control and monitoring were $0.8 million, $0.3 million and $2.3 million in 1997, 1996, and 1995, respectively.

Future environmental capital expenditures may be dependent in part upon the outcome of certain pending environmental matters. Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $10.8 million, $9.6 million and $8.9 million for 1997, 1996 and 1995, respectively. Operating costs for fiscal 1998 for control and monitoring equipment are not expected to increase significantly from the prior periods.

Environmental laws and regulations have changed rapidly in recent years, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's consolidated financial position and future results of operations. During 1997, the EPA proposed new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation as early as 2004. These standards have been the subject of significant discussion throughout federal and state governments, and changes to the standards or the implementation date may be made prior to final approval. Like much of the steel, utilities and other industries, WCI's current operations are not expected to comply with these proposed standards. WCI cannot currently assess the impact of these proposed standards on its results of operations or financial condition. In addition, the EPA has asserted certain alleged environmental violations against the Company which are described in Note 12 to the Consolidated Financial Statements.


Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the year 2000. Over the past several years, the Company has been assessing and modifying its business systems to be year 2000 compliant. The Company has a thorough plan to achieve year 2000 compliance with respect to its business systems, including systems and user testing scheduled to commence in 1998. The Company does not currently expect year 2000 issues related to its business systems to have any material effect on the Company's costs or to cause any significant disruption in operations.
The Company has initiated a program to assess its process control environment for year 2000 compliance, which is expected to be completed by May 31, 1998, and intends to make the necessary modifications to prevent disruption to its operations. The Company is unable at this time to estimate the cost or potential effect on its operations of achieving year 2000 compliance in its process control environment.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       WCI STEEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 ( Dollars in thousands, except per share amount )
                                                           October 31,
                                                    ------------------------
                                                       1997          1996
                                                    ---------      ---------
ASSETS
Current assets
  Cash and cash equivalents.........................$  18,989      $  90,395
  Short-term investments............................        -         49,146
  Accounts receivable, less allowances for doubtful
    accounts of $1,627 and $1,600, respectively.....   65,202         65,869
  Inventories.......................................  106,293         96,675
  Recoverable income taxes..........................    4,273              -
  Deferred income taxes.............................    8,188         10,637
  Prepaid expenses..................................    1,640          1,244
                                                    ---------      ---------
       Total current assets.........................  204,585        313,966
Property, plant and equipment, net..................  224,620        205,121
Intangible pension asset............................   20,982         27,505
Other assets, net...................................   20,564         20,861
                                                    ---------      ---------
            Total assets............................$ 470,751      $ 567,453
                                                    =========      =========
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt.................$   1,319          2,448
  Accounts payable..................................   64,123         79,138
  Accrued liabilities...............................   51,504         40,697
  Income taxes......................................    1,737         10,049
                                                    ---------      ---------
  Total current liabilities.........................  118,683        132,332

Long-term debt, excluding current portion...........  301,618        209,058
Deferred income taxes...............................    7,497          4,365
Postretirement health care benefits.................   85,755         81,795
Pension benefits....................................   31,489         34,011
Other liabilities...................................   16,575         26,012
                                                    ---------      ---------
            Total liabilities.......................  561,617        487,573
                                                    ---------      ---------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -              -
  Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 100 and
    36,623,700 shares issued at October 31, 1997
    and 1996, respectively..........................        -            366
  Additional paid-in capital........................        -            570
  Retained earnings (deficit).......................  (90,866)        80,144
  Treasury stock at cost, 222,300 shares at October
    31,1996. .......................................        -         (1,200)
                                                    ---------      ---------
           Total shareholder's equity (deficit).....  (90,866)        79,880
Commitments and contingencies.......................        -              -
            Total liabilities and                   ---------      ---------
            shareholder's equity (deficit)..........$ 470,751      $ 567,453
                                                    =========      =========

See accompanying notes to consolidated financial statements.

                              WCI STEEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                  (Dollars in thousands)
                                                       Years ended October 31,
                                                  -------------------------------
                                                     1997       1996       1995
                                                  ---------  ---------  ---------
  Net sales.......................................$ 668,470  $ 660,801  $ 630,990
  Operating costs and expenses
   Cost of products sold..........................  547,545    550,609    544,789
   Depreciation and amortization..................   23,174     22,547     21,178
   Selling, general and administrative expenses...   29,355     22,074     19,675
                                                  ---------  ---------  ---------
                                                    600,074    595,230    585,642
                                                  ---------  ---------  ---------
  Operating income................................   68,396     65,571     45,348
                                                  ---------  ---------  ---------
  Other income (expense)
   Interest expense...............................  (31,690)   (24,968)   (25,787)
   Interest and other income, net.................    1,239      6,545      6,212
                                                  ---------  ---------  ---------
                                                    (30,451)   (18,423)   (19,575)
                                                  ---------  ---------  ---------
     Income before income taxes and
       extraordinary loss.........................   37,945     47,148     25,773
  Income tax expense..............................   14,482     19,108     10,313
                                                  ---------  ---------  ---------
     Income before extraordinary loss.............   23,463     28,040     15,460
  Extraordinary loss on early retirement of
    debt, net of income taxes.....................   19,606          -          -
                                                  ---------  ---------  ---------
  Net income......................................$   3,857  $  28,040  $  15,460
                                                  =========  =========  =========









See accompanying notes to consolidated financial statements.

                               WCI STEEL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                                    (Dollars in thousands)

                                          Years ended October 31, 1997, 1996, and 1995
                                  -------------------------------------------------------------
                                                                                      Total
                                                    Additional Retained            Shareholder's
                                  Preferred  Common  Paid-In   Earnings  Treasury     Equity
                                    Stock     Stock  Capital  (Deficit)   Stock      (Deficit)
                                  --------- -------- --------  --------- ---------  -----------

Balance at October 31, 1994.......$      -  $    366  $   300  $ 43,211  $      -    $ 43,877
Net income........................       -         -        -    15,460         -      15,460
Other.............................       -         -      158         -         -         158
                                  --------  --------  -------  --------  --------    --------
Balance at October 31, 1995.......$      -  $    366  $   458  $ 58,671  $      -    $ 59,495
Net income........................       -         -        -    28,040         -      28,040
Dividends paid on Common Stock....       -         -        -    (6,567)        -      (6,567)
Treasury stock purchases..........       -         -        -         -    (1,200)     (1,200)
Other.............................       -         -      112         -         -         112
                                  --------  --------  -------  --------  --------    --------
Balance at October 31, 1996.......$      -  $    366  $   570  $ 80,144  $ (1,200)   $ 79,880
Net income........................       -         -        -     3,857         -       3,857
Dividends paid on Common Stock....       -         -        -  (118,000)        -    (118,000)
Repurchase of Common Stock........       -      (366)    (901)  (56,867)    1,200     (56,934)
Other.............................       -         -      331         -         -         331
                                  --------  --------  -------  --------  --------    --------
Balance at October 31, 1997.......       -         -        -  ($90,866)        -    ($90,866)
                                  ========  ========  =======  ========  ========    ========



See accompanying notes to consolidated financial statements.

                            WCI STEEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)

                                                   Years ended October 31,
                                               --------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................$   3,857  $  28,040  $  15,460
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization................   20,243     19,617     19,713
  Amortization of deferred blast furnace
    maintenance costs..........................    2,931      2,930      1,465
  Amortization of financing costs..............    1,435      2,180      2,180
  Postretirement health care benefits..........    3,960      5,508     10,066
  Pension benefits.............................    5,101      6,507          -
  Provision for losses on accounts receivable..       27       (658)       117
  Deferred income taxes........................    5,581     (5,537)     3,118
  Extraordinary loss...........................   32,786          -          -
  Other........................................      356         (6)      (836)
  Cash provided (used) by changes in certain
   assets and liabilities
    Accounts receivable........................      640    (31,595)    39,696
    Inventories................................   (9,618)     4,414      7,334
    Prepaid expenses and other assets..........     (389)      (132)    (1,031)
    Accounts payable...........................  (15,015)    31,398    (25,209)
    Accrued liabilities........................    9,707      1,113     (4,823)
    Income taxes payable and recoverable, net..  (12,585)    14,398    (11,275)
    Other liabilities..........................   (9,437)      (182)     4,756
                                               ---------  ---------  ---------
Net cash provided by operating activities......   39,580     77,995     60,731
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment...  (39,902)   (35,384)   (14,575)
  Deferred blast furnace maintenance costs.....        -          -    (11,598)
  Gross proceeds from the sale of assets.......      135        497      2,818
  Short-term investments, net..................   49,146    (36,864)   (12,282)
                                               ---------  ---------  ---------
Net cash provided (used) by investing
  activities...................................    9,379    (71,751)   (35,637)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of Senior Secured
    Notes......................................  290,103          -          -
  Repurchase of Senior Notes................... (233,085)         -          -
  Repurchase of Common Stock...................  (56,934)         -          -
  Dividends paid............................... (118,000)    (6,567)         -
  Principal payments on other long-term debt...   (2,449)    (2,348)    (2,254)
  Purchases of treasury stock..................        -     (1,200)         -
                                               ---------  ---------  ---------
  Net cash used by financing activities........ (120,365)   (10,115)    (2,254)
                                               ---------  ---------  ---------
  Net (decrease) increase in cash and cash
    equivalents................................  (71,406)    (3,871)    22,840
  Cash and cash equivalents at beginning
    of year....................................   90,395     94,266     71,426
                                               ---------  ---------  ---------
  Cash and cash equivalents at end of year.....$  18,989  $  90,395  $  94,266
                                               =========  =========  =========










  Supplemental disclosure of cash flow
   information
      Cash paid for interest...................$  21,412  $  22,888  $  23,718
      Cash paid for income taxes ..............    8,306     10,247     18,471

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
-----------------------------------------------------------------------------
    The Company is a wholly-owned subsidiary of The Renco Group, Inc. (Renco or Parent).

    (a)  Nature of Operations

    The Company is a niche oriented integrated producer of value-added, custom steel products. The Company produces a wide range of custom flat rolled products at its primary facility in Warren, Ohio, including high carbon, alloy and high strength, silicon electrical and galvanized steel. The Company's primary customers are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and to a lesser extent, automobile and automotive parts manufacturers located principally in the U.S.

    During 1997 and 1996, no single customer accounted for 10% or more of net sales. During 1995, sales to the Company's largest customer accounted for 10.0% of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries and geographic locations.

    Since its inception, the Company has had labor agreements with the United Steelworkers of America (USWA) and other organized labor organizations. The USWA represents approximately 75% of the Company's employees. The Company has a four-year agreement with the USWA that expires September 1, 1999.

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


(2)  Inventories
-----------------------------------------------------------------------------
    Inventories consist of the following:
                                                October 31,
                                         ------------------------
                                            1997           1996
                                          (Dollars in thousands)
    Raw materials........................$  33,725      $  40,828
    Finished and semi-finished product...   82,216         62,340
    Supplies.............................      561            393
                                         ---------      ---------
                                           116,502        103,561
    Less LIFO reserve....................   10,209          6,886
                                         ---------      ---------
                                         $ 106,293      $  96,675
                                         =========      =========

(3) Property, Plant and Equipment
-----------------------------------------------------------------------------
    Property, plant and equipment is comprised of the following:

                                                  October 31,
                                           ------------------------
                                              1997          1996
                                            (Dollars in thousands)
    Land and improvements................ $     463     $     493
    Buildings............................    27,433        25,641
    Machinery and equipment..............   313,628       254,118
    Construction in progress.............     6,265        32,558
                                          ---------     ---------
                                            347,789       312,810
    Less accumulated depreciation........   123,169       107,689
                                          ---------     ---------
                                          $ 224,620     $ 205,121
                                          =========     =========
(4)  Long-Term Debt
-----------------------------------------------------------------------------
     Long-term debt consists of the following:
                                                 October 31,
                                          -----------------------
                                             1997         1996
                                           (Dollars in thousands)
    Senior Secured Notes with interest
      at 10% payable semi-annually,
      due 2004..........................$ 300,000     $       -
    Senior Notes with interest at 10.5%
      payable semi-annually, due 2002...      280       206,400
    Revolving Credit Facility(Revolver)
      with interest at prime plus 0.5%
      (9.00% at October 31, 1997)
      payable monthly...................        -             -
    Other...............................    2,657         5,106
                                        ---------     ---------
                                          302,937       211,506
    Less current portion of long-term
      debt..............................    1,319         2,448
                                        ---------     ---------
                                        $ 301,618     $ 209,058
                                        =========     =========


    The Company has a $100,000,000 Revolver secured by and subject to eligible inventories and receivables as defined, reduced by any outstanding letters of credit. The Revolver is subject to an annual commitment fee of .5% of the unused balance up to $75,000,000 payable monthly. There were no borrowings outstanding under the Revolver as of or during the year ended October 31, 1997. The Revolver, which expires December 29, 1999, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had approximately $5,536,000 in letters of credit outstanding at October 31, 1997. The Revolver is subject to a penalty of $500,000 if terminated, without being refinanced with the same lender, prior to December 29, 1998 and $250,000 thereafter if terminated before expiration.

    On November 27, 1996 WCI Steel Holdings, Inc., a wholly-owned subsidiary of The Renco Group, Inc., completed a tender offer in which it purchased substantially all the outstanding shares of Common Stock of the Company not held by Renco (Equity Tender Offer). Following the completion of the

    Equity Tender Offer, WCI Steel Holdings, Inc. was merged with and into the Company with the Company surviving as a wholly-owned subsidiary of Renco. The total consideration paid for the common stock tendered and the common stock reacquired as a result of the merger of WCI Steel Holdings, Inc. with and into the Company was approximately $56,934,000, including related expenses.

    On the same date, the Company completed the sale of $300,000,000 10% senior secured notes (Senior Secured Notes) due 2004. The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete the Equity Tender Offer, a tender offer in which the Company acquired $206,120,000 of the $206,400,000 aggregate principal amount of the then outstanding Senior Notes at a rate of $1,125 per $1,000 principal amount outstanding plus accrued interest, pay a $108,000,000 dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs (Transactions). As a result of these Transactions, the Company recognized an extraordinary loss of $19,606,000, net of income tax benefits of $13,180,000, and compensation expenses of approximately $8,577,000 in the first quarter of fiscal 1997.

    The Senior Secured Notes are secured by a second priority lien on substantially all of the existing property, plant and equipment of the Company which will become a first priority lien if all of the Senior Notes are extinguished. The second priority lien is shared with a lien held by the VEBA Trust discussed in Note 8.

    The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements $4,296,000 was available for dividends and other transactions with affiliates at October 31, 1997.

    Aggregate principal payments on long-term debt for the five years subsequent to October 31, 1997 are as follows: $1,319,000 in 1998, $116,000 in 1999, $122,000 in 2000, $128,000 in 2001, and $415,000
    in 2002.

    As of October 31, 1997, the fair value of the Senior Secured Notes was $313,500,000 based on the quoted market price.

(5)   Accrued Liabilities
-----------------------------------------------------------------------------

    Accrued liabilities included employment related costs of $28,442,000 and $26,026,000 and interest of $12,555,000 and $3,712,000 at October 31,
    1997 and 1996, respectively.

(6)   Employee Compensation Plans
-----------------------------------------------------------------------------
    The Company has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on the Company's income as defined under each plan. Total expense under the plans was $24,588,000, $14,000,000, and $11,093,000 for the years ended October 31, 1997, 1996, and 1995, respectively. Certain amounts under these plans represent deferred compensation.

(7)   Pension Plans
-----------------------------------------------------------------------------
    The Company has defined contribution retirement plans that cover substantially all employees. The Company funds these retirement plan contributions as accrued. The Company's contributions to the plans are based on employee age, length of service and compensation. Company contributions, paid or accrued, aggregated approximately $5,929,000, $5,376,000 and $4,988,000 for the years ended October 31, 1997, 1996, and
    1995, respectively.

    The Company sponsors a defined benefit pension plan which covers substantially all bargained-for employees, provides minimum pension benefits based on age, years of service and benefits provided under the Company's defined contribution plan and a predecessor company's defined benefit plan. The Company intends to make future contributions to the plan in amounts that meet or exceed the minimum funding requirements of ERISA.

    The following table sets forth the actuarial present value of benefit obligations and funded status of the plan:



                                                             October 31,
                                                       ---------------------
                                                         1997          1996
                                                       (Dollars in thousands)
        Accumulated benefit obligation, including
          vested benefits of $32,833 and $31,912,
          respectively............................... $ 48,519      $ 47,947
                                                      ========      ========
        Projected benefit obligation................. $ 49,077      $ 48,498
        Plan assets at fair value....................   15,930        13,936
                                                      --------      --------
        Projected benefit obligation in excess
          of plan assets.............................   33,147        34,562
        Unrecognized net gain from past experience
          different from that assumed and effects
          of changes in assumptions..................   13,697        10,937
        Unrecognized prior service cost..............  (35,237)      (38,993)
        Additional minimum liability.................   20,982        27,505
                                                      --------      --------
        Accrued pension cost.........................   32,589        34,011
        Less pension liability due within one year...    1,100             -
                                                      --------      --------
        Long-term pension liability.................. $ 31,489      $ 34,011
                                                      ========      ========

    Plan assets consist primarily of listed domestic and foreign common stocks and corporate and government bonds. An assumed discount rate of 7.25% and 7.5% in 1997 and 1996, respectively, and an expected return on plan assets of 8.5% were used for purposes of valuing the benefits under the defined benefit pension plan.

    The following table sets forth the components of pension expense:

                                                 Years Ended October 31,
                                                 -----------------------
                                                     1997         1996
                                                  (Dollars in thousands)

        Service cost...........................   $  (332)     $  (213)
        Interest cost..........................     3,404        3,477
        Actual return on plan assets...........    (3,188)        (828)
        Amortization of unrecognized:
            Prior service cost.................     3,756        3,831
            Net gain and deferral..............     1,486          290
                                                  -------      -------
                                                  $ 5,126      $ 6,557
                                                  =======      =======

    No pension expense related to this plan was recognized during 1995 as a result of the plan being adopted on October 27, 1995.


(8)   Postretirement Health Care Benefits
-----------------------------------------------------------------------------
    The Company provides postretirement health care and life insurance benefits to substantially all employees who retire from the Company upon meeting certain age and length of service eligibility requirements.

    The following table sets forth the plan's accumulated postretirement benefit obligation (APBO):
                                                 Years Ended October 31,
                                                 ----------------------
                                                    1997         1996
                                                 (Dollars in thousands)
    Accumulated postretirement
      benefit obligation
      Retirees................................   $ 23,923     $ 15,374
      Fully eligible active plan participants.     32,641       33,877
      Other active participants...............     52,434       40,294
                                                 --------     --------
                                                  108,998       89,545
    Plan assets at fair value.................      8,485        3,332
                                                 --------     --------
    APBO in excess of plan assets.............    100,513       86,213
    Unrecognized prior service cost resulting
      from plan amendments....................     (6,859)      (4,356)
    Unrecognized net loss from past experience
      different from that assumed and from
      changes in assumptions..................     (7,899)         (62)
                                                 --------     --------
    Accrued postretirement benefit cost.......   $ 85,755     $ 81,795
                                                 ========     ========

    Plan assets consist primarily of listed common stocks and corporate and government bonds. The APBO was determined using a discount rate of 7.25% and 7.5% in 1997 and 1996, respectively, an expected return on plan assets of 8.5%, and an assumed health care cost trend rate of 8% in 1998, gradually declining to 5% after 2003. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 1997 would increase by $19,099,000 along with an increase in the 1997 service and interest cost components of $1,710,000.

    Net periodic postretirement benefit costs included the following components:
                                            Years Ended October 31,
                                        ------------------------------
                                         1997        1996        1995
                                             (Dollars in thousands)

    Service cost.....................  $ 2,232     $ 2,272     $ 2,562
    Interest cost....................    7,260       6,541       7,007
    Actual return on plan assets.....   (1,254)       (188)          -
    Net amortization and deferral....    2,004       1,698       1,025
                                       -------     -------     -------
    Net periodic postretirement
      benefit cost...................  $10,242     $10,323     $10,594
                                       =======     =======     =======


    Total claims paid by the Company during the years ended October 31, 1997, 1996 and 1995 were $2,383,000, $1,671,000 and $528,000, respectively.
    In addition, the Company is required to contribute a minimum of $.50 per hour worked by certain hourly employees to a Voluntary Employees Beneficiaries Trust (VEBA Trust) established to fund future postretirement health care and life insurance benefits. Contributions to the trust amounted to $3,899,000 and $3,144,000 during 1997 and 1996, respectively. In accordance with the Company's labor contract, the Company will continue to pay current claims as incurred until the trust assets exceed 50% of the APBO for the hourly employees who are beneficiaries of the trust.

(9)  Income Taxes
-----------------------------------------------------------------------------
    The provision for income tax expense (benefit) is comprised of the following:
                                            Years Ended October 31,
                                        -------------------------------
                                          1997       1996        1995
                                            (Dollars in thousands)
    Federal income taxes
      Current.......................  $  8,301    $ 18,861    $  5,770
      Deferred......................     4,461      (3,714)      2,662
    State income taxes
      Current.......................       600       5,784       1,427
      Deferred......................     1,120      (1,823)        454
                                      --------    --------    --------
    Provision for
      income taxes..................  $ 14,482    $ 19,108    $ 10,313
                                      ========    ========    ========

    In addition to the above income taxes, the Company recognized $13,180,000 of current income tax benefits in 1997 related to the extraordinary loss on the early retirement of debt (see note 4).

    A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate to income before income taxes and extraordinary loss follows:

                                            Years Ended October 31,
                                        -------------------------------
                                         1997        1996        1995
                                            (Dollars in thousands)
    Income taxes at federal
      statutory rate................  $ 13,282    $ 16,502    $  9,020
    State income taxes, net of
      federal income tax benefit....     1,118       2,574       1,223
    Other...........................        82          32          70
                                      --------    --------    --------
                                      $ 14,482    $ 19,108    $ 10,313
                                      ========    ========    ========


    Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. Total deferred tax assets amounted to approximately $51,492,000 and $54,719,000 as of October 31, 1997 and 1996; the most significant items comprising the deferred tax assets were postretirement benefits of $30,084,000 and $27,516,000, respectively, and compensation accruals of $7,137,000 and $10,968,000, respectively. Total deferred tax liabilities amounted to approximately $50,801,000 and $48,447,000 as of October 31, 1997 and 1996,
    respectively, consisting primarily of deferred taxes on inventory of $3,526,000 and $2,939,000, respectively, and fixed assets of $46,810,000 and $45,276,000, respectively. The Company had no valuation allowance for realization of deferred tax assets as of October 31, 1997 or 1996.

    As a result of the tax sharing agreement discussed in Note 1 (h), the Company's recoverable income taxes of $4,273,000 at October 31, 1997 is due from Renco.

(10)  Leases
-----------------------------------------------------------------------------
    The Company leases a portion of its operating and data processing equipment. Minimum future lease payments under noncancellable operating leases are $1,555,000, $1,257,000, $934,000, $513,000, and $7,000 for
    the years ending October 31, 1998, 1999, 2000, 2001 and 2002, respectively. Rent expense for noncancellable operating leases amounted to approximately $1,386,000, $1,094,000, and $1,033,000, for the years ended October 31, 1997, 1996, and 1995, respectively.

(11)  Agreement with The Renco Group, Inc.
-----------------------------------------------------------------------------
    The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 1998. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 1997, 1996, and 1995. At October 31, 1996, $480,000
    was owed to Renco for management services fees.

    To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability and workers' compensation (other than Ohio for which the Company is self insured). In fiscal 1997, 1996 and 1995, the Company incurred costs of approximately $1.7 million, $2.0 million and $1.7 million, respectively, under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

(12)  Commitments and Contingencies
-----------------------------------------------------------------------------
    At October 31, 1997, the Company had commitments to purchase data processing services of approximately $24,811,000 in the aggregate over the remaining 4.5 years of its management information systems agreement and purchased services of approximately $5,463,000, $5,322,000 and $5,573,000 in 1997, 1996 and 1995, respectively, under the agreement.
    At October 31, 1997, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gases of approximately $33,758,000 in 1998 and $35,591,000 thereafter. In addition, at October 31, 1997 the Company had commitments for capital expenditures of approximately $8,052,000.

    In common with much of the steel industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades. The Company is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company has made and intends to continue to make the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to more stringent environmental laws and regulations in the future. During 1997 the EPA proposed new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation as early as 2004. These standards have been the subject of significant discussion throughout federal and state governments, and changes to the standards or the implementation date may be made prior to final approval. Like much of the steel, utilities and other industries, the Company's current operations are not expected to comply with these proposed standards. The Company cannot currently assess the impact of these proposed standards on its results of operations or financial condition. Compliance with more stringent environmental laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

    On June 29, 1995, the Department of Justice, on behalf of the Environmental Protection Agency (EPA), instituted a civil action against the Company under the Clean Water Act in the United States District Court for the Northern District of Ohio. The action alleges numerous violations of the Company's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1996, inclusive. On March 29, 1996, the Department of Justice on behalf of the EPA, instituted another civil action against the Company in the same court under the Clean Air Act alleging violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. Each action seeks a civil penalty not to exceed the statutory maximum of

    $25,000 per day per violation and also seeks an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalty for the alleged violations is unlikely based upon past judicial penalties imposed under the Clean Water Act and the Clean Air Act, and that it has defenses to liability. By letter dated November 1, 1996, EPA's Region V Water Division Director requested information pursuant to the Clean Water Act from the Company relating to the Warren facility, including, information as to the effect of a prohibition against federal procurement of the Company's products on the Company's business. The Company responded to the EPA's request on December 2, 1996. The Company has not been notified that the EPA will seek a federal procurement prohibition based on alleged permit violations. However, there can be no assurance that a federal procurement prohibition will not be imposed. The Company is negotiating with the EPA toward a settlement of these matters. If the Company is unable to reach a negotiated settlement, and if a substantial penalty similar to the statutory maximum penalty or federal procurement prohibition were imposed, it could have a material adverse effect on the operating results or financial condition of the Company, the extent of which the Company is unable to estimate at this time. These actions are in discovery. The Clean Air Act civil action has a trial date scheduled for May 1998. No trial date has been established for the Clean Water Act civil action.

    The Company has obtained a Resource Conservation and Recovery Act
    (RCRA) storage permit for waste pickle liquor at its Warren facility acid regeneration plant. As a provision of the permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. In April 1997 the Company received notice from the EPA that it had approved a workplan for the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI). The workplan identifies thirteen historical solid waste management units which are the subject of the RFI. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that it will not have a material adverse effect on the financial condition of the Company.

    On January 23, 1996, two retired employees instituted an action against the Company and the USWA in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations Act and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs have filed an appeal regarding the court's decision to dismiss.

    On April 5, 1996, an employee instituted an action for damages against the Company in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. On April 28, 1997 the plaintiff filed for summary judgement. The Company denies plaintiff's allegations of liability and has opposed the plaintiff's motion for summary judgement on which the court has yet to rule. The court has set a trial date in February 1998.

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



(13)  Selected Quarterly Data (Unaudited)
-----------------------------------------------------------------------------
    The following is a summary of unaudited quarterly results for the years ended October 31, 1997 and 1996:

Three Months Ended 1997      January 31    April 30    July 31    October 31
                         ----------------------------------------------------
                                         (Dollars in thousands)
Net sales................   $ 160,907   $ 172,634   $ 165,917   $ 169,012
Gross margin.............      29,298      31,343      31,559      28,725
Income before
  extraordinary loss.....       1,713       7,777       8,150       5,823
Net income (loss)........     (17,893)      7,777       8,150       5,823

Three Months Ended 1996      January 31    April 30    July 31    October 31
                         ----------------------------------------------------
                                         (Dollars in thousands)
Net sales................   $ 148,493   $ 166,959   $ 174,695   $ 170,654
Gross margin.............      22,989      26,261      29,430      31,512
Net income...............       4,788       6,194       8,130       8,928



During the three months ended January 31, 1997, the Company recognized $8,577,000 of compensation expenses and an extraordinary loss, net of income taxes, of $19,606,000 related to the Transactions. During the three months ended October 31, 1997 and 1996, the Company recorded a charge of $2,123,000 and a benefit of $1,042,000, respectively, under the LIFO inventory valuation method.

                         INDEPENDENT AUDITORS' REPORT



To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly-owned subsidiary of The Renco Group, Inc.) as of October 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
-------------------------

KPMG Peat Marwick LLP

Cleveland, Ohio
December 4, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III


ITEM 10.  DIRECTORS AND OFFICERS

The following table sets forth certain information regarding the directors and executive officers of the Company:

Name                               Age    Position
Ira Leon Rennert..................  63    Chairman of the Board and Director
Edward R. Caine...................  59    President and Chief Executive Officer
Patrick T. Kenney.................  57    Vice President, Operations
Patrick G. Tatom..................  47    Vice President, Commercial
Bret W. Wise......................  37    Vice President, Finance and
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


Since December 16, 1996, Mr. Rennert has been the sole Director of the
Company.

ITEM 11.  EXECUTIVE COMPENSATION

       The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 1997, 1996 and 1995:


                            Summary Compensation Table

                                    Annual                  Long-term
                                Compensation (1)           Compensation
                               -----------------  ---------------------------
                      Fiscal                         Restricted        LTIP      All Other
Name and Position      Year    Salary    Bonus    Stock Awards (2)  Payouts(3)  Compensation (4)
Ira Leon Rennert(5)... 1997      -         -            -               -       $1,200,000
 Chairman of the       1996      -         -            -               -        1,200,000
 Board                 1995      -         -            -               -        1,200,000

Edward R. Caine....... 1997  $259,133  $100,000         -          $5,900,000   $   25,370
 President and Chief   1996   159,616   360,394     $115,625          386,945       18,977
 Executive Officer     1995      -         -            -                -            -
 (since April 1, 1996)

Patrick T. Kenney..... 1997  $132,567  $ 50,000         -          $2,360,000   $   16,413
 Vice President,       1996   132,494    50,000     $ 32,375          543,533       14,563
 Operations            1995   132,129    75,000         -                -          10,938

Patrick G. Tatom...... 1997  $131,067  $ 50,000         -          $2,360,000   $   12,501
 Vice President,       1996   130,983    50,000     $ 32,375          404,248       10,782
 Commercial            1995   130,566    75,000         -                -           7,813

Bret W. Wise.......... 1997  $142,860  $ 50,000         -          $2,360,000   $   10,164
 Vice President,       1996   142,848    50,000     $ 46,250          310,748        8,275
 Finance and Chief     1995   132,401    75,000         -                -           4,875
 Financial Officer
----------------------

(1)     Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or
        10% of total salary and bonus per named executive officer.

(2)     The amounts shown as "Restricted Stock Awards" in the table for each named executive officer for fiscal 1996 represent the value of restricted stock grant awards made in June
        1996 computed as the number of restricted shares granted multiplied by the closing market price for the Common Stock on the last full trading day before the restricted stock grant award.  The number of restricted shares granted to each of the named executive officers in
        June 1996 was 25,000 shares to Mr. Caine, 7,000 shares to each of Messrs. Kenney and Tatom and 10,000 shares to Mr. Wise.  The restriction on 25% of the shares originally granted to the named executive officers was scheduled to expire on July 1 of each of 1997, 1999, 2002 and 2004.  The Company waived the transfer restrictions applicable to the restricted shares to permit the holders of such shares to tender their shares in the Equity Tender Offer.
        See Note 4 to the consolidated financial statements for a description of the Equity Tender
        Offer.

(3)     The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's Net Worth Appreciation Agreement.  See "Net
        Worth Appreciation Agreements."

(4)     The other compensation shown, except for Mr. Rennert for all periods (See note 5), consists of WCI contributions to a defined contribution pension plan.

(5)     Mr. Rennert receives no compensation directly from WCI.  He is Chairman of the Board and the principal stockholder of Renco which receives a management fee from WCI pursuant to
        Management Consultant Agreement.  The amounts shown as all other compensation to



        Mr. Rennert are the management fees paid by WCI to Renco for each fiscal year.  See "Stock
        Ownership and Certain Relationships and Transactions."


Net Worth Appreciation Agreements

The named executive officers (with the exception of Mr. Rennert) are each parties to Net Worth Appreciation Agreements with the Company, pursuant to which each earns as deferred compensation a fixed percentage, ranging from 2% to 5%, of cumulative net income, as defined, during the term of their employment. Assuming all of the Company's executive officers had retired at October 31, 1997 and their respective maximum percentage had vested, an aggregate of $2,723,182 would have been payable to such executive officers pursuant to the Net Worth Appreciation Agreements.

The Net Worth Appreciation Agreements also provide that in the event of payment of a dividend, the active participants are entitled to receive a percentage of the dividend equal to their full net worth percentage under their agreement. In the event substantially all the assets of the Company are sold, active participants are deemed to be vested and are entitled to receive a payment equal to their percentage of the net proceeds of the sale as defined in the agreements. The agreements also provide for payments in the event of permanent disability or death.

Active participants are entitled to receive the balance of the vested amount earned under their Net Worth Appreciation Agreement in 40 equal quarterly payments commencing upon the earlier of age 62 or twenty years after the date the participant was first employed by the Company. Receipt by each employee of his payment is conditioned on his observance of his confidentiality and non-compete agreement with the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 12, 1997 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of the Company during the last fiscal year, and by all directors and executive officers of the Company as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                  Beneficial Ownership
                                                                as of December 12, 1997
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


--------------------

(1)     Mr. Rennert is deemed to beneficially own the Common Stock of the Company owned by Renco due to the ownership by himself and trusts established by him (but of which he is not a trustee) for himself and members of his family of a total of
        97.9% of the outstanding Common Stock of Renco.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 1998 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 1997, WCI incurred management fees in the amount of $1,200,000. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

WCI is included in the consolidated federal income tax return of Renco. Under the terms of the tax sharing agreement with Renco, income taxes are allocated to WCI on a separate return basis except that transactions between WCI and Renco and its other subsidiaries are accounted for on a cash basis and not on an accrual basis. WCI is not entitled to the benefit of net tax loss carryforwards, unless such tax losses were the result of timing differences between WCI's accounting for tax and financial reporting purposes. As of October 31, 1997, WCI had no net operating tax loss carryforwards. Renco has agreed to indemnify WCI for any tax imposed on or paid by WCI in excess of the amount payable by WCI and its subsidiaries under the tax sharing agreement. As of October 31, 1997, WCI had recoverable income taxes of $4.3 million under this agreement.

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

In fiscal 1997, the Company incurred costs of approximately $1.7 million under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.












































<PAGE 46

                                        PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Documents Filed as a Part of This Report.

1. Consolidated Financial Statements.

The consolidated financial statements listed below together with the report thereon of the independent auditors dated December 4, 1997, are included in this report for ITEM 8. and is incorporated by reference herein.

      Consolidated Balance Sheets at October 31, 1997 and 1996.

      Consolidated Statements of Income for the fiscal years ended
                      October 31, 1997, 1996 and 1995.

      Consolidated Statements of Shareholder's Equity (Deficit) for the fiscal years ended October 31, 1997, 1996 and 1995.

      Consolidated Statements of Cash Flows for the fiscal years ended
                      October 31, 1997, 1996 and 1995.

      Notes to Consolidated Financial Statements.

      Independent Auditors' Report.


2. Financial Statement Schedule.

      Independent Auditors' Report on Financial Statement Schedule.

      Schedule II - Valuation and Qualifying Accounts.

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

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:


Under date of December 4, 1997, we reported on the consolidated balance sheets of WCI Steel, Inc. and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1997, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II - Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ KPMG PEAT MARWICK LLP
-------------------------

KPMG Peat Marwick LLP

Cleveland, Ohio
December 4, 1997


                                      WCI STEEL, INC. AND SUBSIDIARIES
                              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                     ALLOWANCE FOR DOUBTFUL ACCOUNTS
                            FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995.
                                         (DOLLARS IN THOUSANDS)


                                                          ADDITIONS
                                     BALANCE AT   ------------------------              BALANCE AT
                                     BEGINNING    CHARGED TO    CHARGES TO  DEDUCTIONS      END
CLASSIFICATION                        OF YEAR     EXPENSE (b)     OTHER        (c)        OF YEAR
--------------                      -----------   -----------  -----------  ----------  ----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS (a):
Year ended October 31, 1997......   $1,600       $   64       $   --        $   37        $1,627
Year ended October 31, 1996......    2,258         (646)          --            12         1,600
Year ended October 31, 1995......    2,400          117           --           259         2,258

-------------------------

(a) Allowance for doubtful accounts is shown as a reduction of accounts receivable in the
    Company's Consolidated Financial Statements.

(b) Charges to expense for the provision for doubtful accounts.

(c) Trade receivables written-off.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December 1997.

                               WCI STEEL, INC.

                                  By:   /S/ EDWARD R. CAINE
                                            ---------------
                                            Edward R. Caine
                                            President and Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of December, 1997.

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

/S/ JOHN P. JACUNSKI
    ----------------
    John P. Jacunski             Controller



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                                          Exhibit Index

 EXHIBIT
   NO.                                            DESCRIPTION
----------    ----------------------------------------------------------------------------------

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

4.1.1         --First Supplemental Indenture to the indenture, dated as of December 14, 1993, among Renco Steel, Inc. which subsequently was merged into the Registrant), as issuer, the Registrant, as guarantor, and Shawmut Bank Connecticut, National
                Association (now known as Fleet National Bank), as trustee, relating to the
                10 1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior Notes Due 2002,
                Series B of the Registrant (containing, as exhibits, specimens of the Series A
                Senior Notes and Series B Senior Notes).(3)

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

10.1          --[Intentionally Omitted]

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

10.2.3        --Amended and Restated Net Worth Appreciation Agreement, effective November 1,
                1995, between the Registrant and Patrick G. Tatom.(11)

10.2.4        --Amended and Restated Net Worth Appreciation Agreement, effective November 1,
                1995, between the Registrant and Bret W. Wise.(11)

10.2.7        --Net Worth Appreciation Agreement, effective April 1, 1996, between the
                Registrant and Edward R. Caine.(11)

10.3          --Management Consultant Agreement, dated October 1, 1992, between Registrant and
                The Renco Group, Inc.(1)

10.3.1        --Amendment No. 1, dated April 22, 1994, to Management Consultant Agreement.(4)






 EXHIBIT
   NO.                                            DESCRIPTION
----------    ----------------------------------------------------------------------------------

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

10.4.8        --Amendment No. 5 to the Revolving Credit Agreement, dated March 8, 1996.(9)

10.4.9        --Amendment No. 6 to the Revolving Credit Agreement, dated June 17, 1996.(10)

10.4.10       --Amendment No. 7 to the Revolving Credit Agreement, dated November 27, 1996.(11)

10.4.11       --Intercreditor Agreement, dated November 27, 1996, between Fleet National Bank and Congress Financial Corporation.(11)

10.4.12       --Amendment No. 8 to the Revolving Credit Agreement, dated October 31, 1997.

10.4.13       --Guarantee by Registrant, WCI Steel Production Control Services Inc., WCI Steel
                Metallurgical Services Inc. and Niles Properties, Inc. in favor of Congress
                Financial Corporation and Security Pacific Business Credit, Inc., dated October
                31, 1997.

10.4.14       --Guarantee by WCI Steel Production Control Services Inc., WCI Steel Metallurgical
                Services Inc. and WCI Steel Sales L.P. in favor of Congress Financial
                Corporation and Security Pacific Business Credit, Inc., dated October 31, 1997.

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

10.8          --Agreement, dated June 11, 1990, between the City of Youngstown, Ohio and
                Youngstown Sinter Company (with UDAG Grant Agreement).(1)






 EXHIBIT
   NO.                                            DESCRIPTION
----------    ----------------------------------------------------------------------------------

22            --List of Subsidiaries of Registrant.

27            --Financial Data Schedule

----------------

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

(7) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October 31,
    1994 (File No. 1-13028).

(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April
    30, 1995 (File No. 1-13028).

(9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April
    30, 1996 (File No. 1-13028).

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July
     31, 1996 (File No. 1-13028).

(11) Incorporated by reference to same-numbered exhibit filed with the Company's Registration
     Statement on Form S-4, as amended (File No. 333-18019), originally filed with the
     Commission on December 17, 1996.
