Form 10-Q
period 1998-01-31
WCI STEEL INC
filed 1998-02-24
CIK 897745

-----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended January 31, 1998.
                                 -----------------

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

                                           [X]  Yes     [ ]   No

    As of February 23, 1998, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.


-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------

                                                                    Page No.
                                                                    --------

PART I    FINANCIAL INFORMATION
-------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          January 31, 1998 and October 31, 1997.                       3


          Condensed Consolidated Statements of Operations for the
          three months ended January 31, 1998 and 1997.                4


          Condensed Consolidated Statements of Cash Flows for the
          three months ended January 31, 1998 and 1997.                5


          Notes to Condensed Consolidated Financial Statements.        6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10


PART II   OTHER INFORMATION
---------------------------

  Item 1. Legal Proceedings                                           12

  Item 6. Exhibits and Reports on Form 8-K                            13

          Signatures                                                  14

          Exhibit Index                                               15

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                     January 31,  October 31,
                                                       1998          1997
                                                   (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents.........................$  11,666     $  18,989
  Accounts receivable, less allowances..............   70,337        65,202
  Inventories.......................................  103,747       106,293
  Recoverable income taxes..........................      791         4,273
  Deferred income taxes.............................    8,470         8,188
  Prepaid expenses..................................    2,066         1,640
                                                     --------      --------
       Total current assets.........................  197,077       204,585
Property, plant and equipment, net..................  223,057       224,620
Intangible pension asset............................   19,984        20,982
Other assets, net...................................   18,156        20,564
                                                     --------      --------
            Total assets............................$ 458,274     $ 470,751
                                                     ========      ========
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$     382     $   1,319
  Accounts payable..................................   61,726        64,123
  Accrued liabilities...............................   44,228        51,504
  Income taxes......................................    1,876         1,737
                                                     --------      --------
       Total current liabilities....................  108,212       118,683

Long-term debt, excluding current portion...........  301,590       301,618
Deferred income taxes...............................    7,982         7,497
Postretirement health care benefits.................   87,269        85,755
Pension benefits....................................   30,152        31,489
Other liabilities...................................   15,034        16,575
                                                     --------      --------
            Total liabilities.......................  550,239       561,617
                                                     --------      --------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -             -
  Common stock, no par value, stated value $.01 per
    share, 40 million shares authorized, 100 shares
    issued and outstanding..........................        -             -
  Accumulated deficit...............................  (91,965)      (90,866)
                                                     --------      --------
            Total shareholder's equity (deficit)....  (91,965)      (90,866)
Commitments and contingencies.......................        -             -



            Total liabilities and                    --------      --------
            shareholder's equity (deficit)..........$ 458,274     $ 470,751
                                                     ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                         Three months
                                       ended January 31,
                                        1998       1997
  Net sales......................... $ 166,592  $ 160,907

  Operating costs and expenses
   Cost of products sold............   141,848    131,609
   Depreciation and amortization....     6,413      5,544
   Selling, general and
    administrative expenses.........     4,052     14,016
                                       -------    -------
                                       152,313    151,169
                                       -------    -------
  Operating income..................    14,279      9,738
                                       -------    -------
  Other income (expense)
   Interest expense.................    (8,014)    (7,525)
   Interest and other income, net...       299        651
                                       -------    -------
                                        (7,715)    (6,874)
                                       -------    -------
  Income before income taxes and
   extraordinary loss...............     6,564      2,864
  Income tax expense................     2,363      1,151
                                       -------    -------
  Income before extraordinary
   loss.............................     4,201      1,713

  Extraordinary loss on early
   retirement of debt, net
   of income taxes..................         -     19,606
                                       -------    -------
  Net income(loss).................. $   4,201  $ (17,893)
                                       =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)               Three months
                                                          ended January 31,
                                                           1998        1997
Cash flows from operating activities
     Net income(loss)..................................$   4,201    $(17,893)
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization................    5,680       4,811
          Amortization of deferred maintenance costs...      733         733
          Amortization of financing costs..............      337         404
          Postretirement health care benefits..........    1,514         761
          Pension benefits.............................    1,361       1,500
          Deferred income taxes........................      203        (572)
          Provision for losses on accounts receivable..     (100)          -
          Extraordinary loss on early retirement of
            debt.......................................        -      32,786
          Other........................................      (35)        359
     Cash provided (used) by changes in certain assets
          and liabilities
            Accounts receivable........................   (5,035)      5,125
            Inventories................................    2,546      (9,211)
            Accounts payable...........................   (2,397)     (7,785)
            Accrued liabilities........................   (8,976)      3,332
            Income taxes payable and recoverable, net..    3,621     (15,881)
            Other assets and liabilities, net..........     (629)     (3,743)
                                                         -------     -------
             Net cash provided (used) by operating
               activities..............................    3,024      (5,274)
                                                         -------     -------
Cash flows from investing activities
     Additions to property, plant and equipment........   (4,192)    (12,548)
     Gross proceeds from the sale of assets............      110           -
     Short-term investments, net.......................        -      49,146
                                                         -------     -------
             Net cash (used) provided by investing
               activities..............................   (4,082)     36,598
                                                         -------     -------
Cash flows from financing activities
     Net proceeds from issuance of Senior Secured
       Notes...........................................        -     290,387
     Repurchase of Senior Notes........................        -    (233,085)
     Repurchase of common stock........................        -     (56,926)
     Dividends paid....................................   (5,300)   (108,000)
     Principal payments on other long-term debt........     (965)       (915)
                                                         -------     -------
             Net cash used by financing activities.....   (6,265)   (108,539)
                                                         -------     -------
Net decrease in cash and cash equivalents..............   (7,323)    (77,215)
Cash and cash equivalents at beginning of period.......   18,989      90,395
                                                         -------     -------




Cash and cash equivalents at end of period.............$  11,666   $  13,180

                                                         =======     =======
Supplemental disclosure of cash flow information
     Cash paid for interest............................$  15,194   $   5,436
     Cash paid for income taxes........................       40       4,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Three months ended January 31, 1998 and 1997
                                ( Unaudited )

NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1997.

NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at January 31, 1998 and October 31, 1997 was as follows:

                                               January 31,   October 31,
                                                  1998          1997
                                               (Unaudited)
                                               -----------   -----------
                                                (Dollars in thousands)
         Raw materials.........................$  33,889     $  33,725
         Finished and semi-finished product....   79,152        82,216
         Supplies..............................      540           561
                                                --------      --------
                                                 113,581       116,502
         Less LIFO reserve.....................    9,834        10,209
                                                --------      --------
                                               $ 103,747     $ 106,293
                                                ========      ========

NOTE 3 :  LONG-TERM DEBT
Long-term debt consists of the following:

                                               January 31,   October 31,
                                                  1998          1997
                                               (Unaudited)
                                               ----------    ----------
                                                (Dollars in thousands)

Senior Secured Notes with interest at 10%
 payable semi-annually, due 2004...............$ 300,000     $ 300,000
Revolving Credit Facility with interest
 at prime plus .5% (9.0% at
 January 31, 1998) payable monthly.............        -             -
Other..........................................    1,972         2,937
                                                 -------       -------
                                                 301,972       302,937
Less current portion of long-term debt.........      382         1,319
                                                 -------       -------
                                               $ 301,590     $ 301,618
                                                 =======       =======

The $300 million 10% Senior Secured Notes due 2004 (Senior Secured Notes) are secured by a second priority lien on substantially all of the existing property, plant and equipment of the Company which will become a first priority lien if all of the Company's 10.5% Senior Notes due 2002 (Senior Notes) are extinguished ($.3 million currently outstanding). A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes becomes a first priority lien.

The Company's $100 million revolving credit facility (Revolving Credit Facility) and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth, as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfers of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no event of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income, as defined, (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period. Under these agreements, $1.1 million was available for dividends and other transactions with affiliates at January 31, 1998.

On November 27, 1996, the Company completed the sale of the Senior Secured Notes. The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete an equity tender offer in which substantially all the common stock of the Company not held by Renco was acquired, a tender offer in which the Company acquired $206.1 million principal amount of the then outstanding Senior Notes at a premium, pay a $108 million dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs. The debt transactions, equity tender offer, dividend payment and compensation payments are collectively referred to as the "Transactions".

Renco Steel is a holding company formed by Renco in January 1998 which owns all the outstanding shares of capital stock of the Company. In February 1998 Renco Steel issued $120 million principal amount 10.875% senior secured notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Renco Steel intends to meet its debt service obligations from its cash balances (approximately $15.6 million immediately following the offering) and earnings thereon and through distributions from the Company, including payments pursuant to a tax sharing agreement and dividends as permitted under the Company's outstanding indebtedness as described above.

NOTE 4 :  ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

In common with much of the steel industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades. The Company is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company believes that it has made, and intends to continue to make, the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to more stringent environmental laws and regulations in the future. During 1997, the EPA proposed new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation as early as 2004. These standards have been the subject of significant discussion throughout federal and state governments, and changes to the standards or the implementation date may be made prior to final approval. Like much of the steel, utilities and other industries, the Company's current operations are not expected to comply with these standards as currently proposed. The Company cannot currently assess the impact of these proposed standards on its results of operations or financial condition. Compliance with more stringent environmental laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

On June 29, 1995, the Department of Justice, on behalf of the Environmental Protection Agency (EPA), instituted a civil action against the Company under the Clean Water Act in the United States District Court for the Northern District of Ohio. The action alleges numerous violations of the Company's National Pollution Discharge Elimination System (NPDES) permit alleged to have occurred during the years 1989 through 1996, inclusive. On March 29, 1996, the Department of Justice on behalf of the EPA, instituted another civil action against the Company in the same court under the Clean Air Act alleging violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. Each action seeks a civil penalty not to exceed the statutory maximum of $25,000 per day per violation and also seeks an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalty for the alleged violations is unlikely based upon past judicial penalties imposed under the Clean Water Act and the Clean Air Act, and that it has defenses to liability. In November 1996, the EPA requested information pursuant to the Clean Water Act from the Company relating to the Warren facility, including information as to the effect of a prohibition against federal procurement of the Company's products on the Company's business. The Company responded to the EPA's request on December 2, 1996. The Company has not been notified that the EPA will seek a federal procurement prohibition based on alleged permit violations. However, there can be no assurance that a federal procurement prohibition will not be imposed. The Company is negotiating with the EPA toward settlement of these matters. If the Company is unable to reach a negotiated settlement, and if a substantial penalty similar to the statutory maximum penalty or federal procurement prohibition were imposed, it could have a material adverse effect on the operating results or financial condition of the Company, the extent of which the Company is unable to estimate at this time. Discovery has been completed in both of these actions and a trial date has been scheduled for April 1998 for the Clean Water Act civil action and May 1998 for the Clean Air Act civil action.

On December 17, 1997, the Company received a compliance order from the EPA alleging certain violations of the Company's NPDES permit, including exceedances of permit limits for pH and oil and grease and failure to identify and sample for residual chlorine. The Company currently is investigating the alleged exceedances. The Company is unable at this time to estimate the cost which may be incurred related to the compliance order, if any.

The Company has obtained a Resource Conservation and Recovery Act (RCRA) storage permit for waste pickle liquor at its' Warren facility acid regeneration plant. As a provision of the permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. In April 1997 the Company received notice from the EPA that it had approved a workplan for the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI) which is expected to be completed in 1999. The workplan identifies thirteen historical solid waste management units which are the subject of the RFI. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that it would not have a material adverse effect on the operating results or financial condition of the Company.

On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations Act and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs have filed an appeal regarding the court's decision to dismiss.

On April 5, 1996, an employee instituted an action for damages against the Company in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. On April 28, 1997, the plaintiff filed for summary judgement which the court denied. The Company denies plaintiff's allegations of liability. The court has scheduled a trial date for August 1998.

A liability has been established for an amount, which management believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI or cost associated with the compliance order dated December 8, 1997 for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of the Company in a particular quarterly or annual period, however, management believes that the effect of such matters will not have a material adverse effect on the Company's consolidated financial position. In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                Three Months Ended January 31, 1998 Compared to
                     Three Months Ended January 31, 1997


Net sales for the three months ended January 31, 1998 were $166.6 million on 347,931 tons shipped, representing a 3.5% increase in net sales and a 7.4% increase in tons shipped compared to the three months ended January 31, 1997. Net sales per ton shipped decreased 3.6% to $479 compared to $497 for the 1997 quarter. This decrease is primarily the result of changes in product mix with shipments of custom carbon, alloy and electrical steels accounting for 62.2% of total shipments in 1998 compared to 65.9% in 1997 and a decline in market selling prices in late 1997. In addition, shipments in the first quarter of 1998 included 9,394 tons of lower value added semi-finished steel. Throughout the first fiscal quarter of 1998, the Company experienced a high order entry rate, and as a result, the Company's order backlog increased to 306,000 tons at January 31, 1998 from 232,000 tons at October 31, 1997. Because of the recent strength in the order entry rate and backlog for the industry, management believes that market prices should be more stable through the first half of 1998.

Gross margin (net sales less cost of products sold) was $24.7 million for the three months ended January 31, 1998 compared to $29.3 million for the three months ended January 31, 1997. The decrease in gross margin reflects the changes in product mix and decreases in selling prices discussed above offset somewhat by increased volume.

Operating income was $14.3 million for the three months ended January 31, 1998 compared to $9.7 million for the three months ended January 31, 1997. The operating results for 1997 include $8.6 million of compensation expenses related to the Transactions. Excluding the expenses incurred as a result of the Transactions, operating income was $18.3 million during the 1997 quarter or $57 per ton shipped compared to $41 per ton shipped in the 1998 quarter. The decrease in operating income in 1998 (excluding the previously mentioned compensation charges in 1997) reflects the lower gross margin discussed above and higher depreciation expense as a result of the hot strip mill upgrade substantially completed in late 1997 offset by a decrease in selling, general and administrative expenses in 1998 as a result of lower variable compensation and legal expenses.

Interest expense increased to $8.0 million in 1998 compared to $7.5 million in 1997 as a result of the issuance of $300 million 10% Senior Secured Notes and the retirement of $206.1 million principal amount of 10.5% Senior Notes on November 27, 1996.

As a result of the items discussed above, income before extraordinary items was $4.2 million in 1998 compared to $1.7 million in 1997. During the first quarter of 1997, the Company recognized an extraordinary loss of $19.6 million, net of income taxes, on the early retirement of $206.1 million principal amount of Senior Notes. As a result, the Company had a net loss of $17.9 million for the quarter ended January 31, 1997.


Liquidity and Capital Resources

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company's primary sources of liquidity as of January 31, 1998 consisted of cash and cash equivalents of $11.7 million and available borrowing under the Revolving Credit Facility. The Revolving Credit Facility has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of January 31, 1998, WCI had no borrowings outstanding under the Revolving Credit Facility, with a borrowing limit of $94.5 million net of $5.5 million in outstanding letters of credit.
Cash provided by operating activities was $3.0 million for the three months ended January 31, 1998 compared to cash used by operating activities of $5.3 million for the 1997 period. The increase in operating cash flow in 1998 compared to 1997 resulted from an increase in income before extraordinary loss and changes in working capital elements during the 1998 quarter offset by an increase in payments relating to interest as a result of the Transactions. Under the minimum funding requirements of ERISA, the Company is required to contribute approximately $1.1 million during the remainder of 1998 and $8.1 million in 1999 to its defined benefit pension plan. The Company made no contributions to this plan during 1998 to-date and made minimal contributions during 1997.

Capital expenditures were $4.2 million and $12.5 million during the first quarter of fiscal 1998 and 1997, respectively, and are estimated to be $25 million to $30 million for all of fiscal 1998. The higher level of capital expenditures in 1997 reflects expenditures on the upgrade of the Company's hot strip mill which was substantially completed in late 1997. Management has funded capital expenditures in 1998 and 1997 through cash balances and cash provided by operating activities. At January 31, 1998, the Company had commitments for capital expenditures of approximately $7.4 million.

The Revolving Credit Facility and Senior Secured Notes contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

During the first quarter of 1998 the Company declared and paid a dividend of $5.3 million.

Renco Steel is a holding company formed by Renco in January 1998 which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These Notes are secured by a pledge of all the outstanding capital stock of the Company. Renco Steel intends to meet its debt service obligations from its cash balances (approximately $15.6 million immediately following the offering) and earnings thereon and through distributions from the Company, including payments pursuant to a tax sharing agreement and dividends as permitted under the Company's outstanding indebtedness.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of pending environmental and other legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                        PART II - OTHER INFORMATION

                               WCI STEEL, INC.


ITEM 1.   LEGAL PROCEEDINGS

          For information as to the environmental matters and as to the employee litigation described in the Company's Form 10-K for the year ended October 31, 1997, see Part I, Note 4 to Item 1, Financial Statements.

ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K

          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

          (b)  Reports on Form 8-K:

               No report on Form 8-K was filed during the quarter ended January 31, 1998.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: February 24, 1998                  /S/ BRET W. WISE
                                        -----------------------------
                                        Bret W. Wise
                                        Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)





                                        /S/ JOHN P. JACUNSKI
                                        -----------------------------
                                        John P. Jacunski
                                        Controller

                               WCI STEEL, INC.

                               EXHIBIT INDEX



          Exhibit Number                   Description



              27.                    Financial Data Schedule