Form 10-Q
period 1998-04-30
WCI STEEL INC
filed 1998-05-27
CIK 897745

-----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 30, 1998.
                                 ---------------

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

                                           [X]  Yes     [ ]   No

    As of April 30, 1998, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.


-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------

                                                                    Page No.
                                                                    --------

PART I    FINANCIAL INFORMATION
-------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          April 30, 1998 and October 31, 1997.                             3


          Condensed Consolidated Statements of Operations for the
          three months and six months ended April 30, 1998 and 1997.       4


          Condensed Consolidated Statements of Cash Flows for the
          six months ended April 30, 1998 and 1997.                        5


          Notes to Condensed Consolidated Financial Statements.            6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11


PART II   OTHER INFORMATION
---------------------------

  Item 1. Legal Proceedings                                               14


  Item 6. Exhibits and Reports on Form 8-K                                14

          Signatures                                                      15

          Exhibit Index                                                   16

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                                     April 30,   October 31,
                                                       1998          1997
                                                    (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents.........................$  58,156     $  18,989
  Accounts receivable, less allowances..............   62,924        65,202
  Inventories.......................................   85,582       106,293
  Recoverable income taxes..........................        -         4,273
  Deferred income taxes.............................    7,842         8,188
  Prepaid expenses..................................    1,668         1,640
                                                     --------      --------
       Total current assets.........................  216,172       204,585
Property, plant and equipment, net..................  222,775       224,620
Intangible pension asset............................   19,023        20,982
Other assets, net...................................   17,096        20,564
                                                     --------      --------
            Total assets............................$ 475,066     $ 470,751
                                                     ========      ========
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$     113     $   1,319
  Accounts payable..................................   64,504        64,123
  Accrued liabilities...............................   51,310        51,504
  Income taxes......................................    1,364         1,737
                                                     --------      --------
       Total current liabilities....................  117,291       118,683

Long-term debt, excluding current portion...........  301,561       301,618
Deferred income taxes...............................    8,564         7,497
Postretirement health benefits......................   88,931        85,755
Pension benefits, excluding current portion.........   29,274        31,489
Other liabilities...................................   14,894        16,575
                                                     --------      --------
            Total liabilities.......................  560,515       561,617
                                                     --------      --------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -             -
Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 100 shares
    issued and outstanding..........................        -             -
  Accumulated deficit...............................  (85,449)      (90,866)
                                                     --------      --------






            Total shareholder's equity (deficit)....  (85,449)      (90,866)
Commitments and contingencies.......................        -             -
            Total liabilities and                    --------      --------
              shareholder's equity (deficit)........$ 475,066     $ 470,751
                                                     ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                        Three months          Six months
                                       ended April 30,      ended April 30,
                                       1998       1997      1998       1997
  Net sales........................ $ 177,860  $ 172,634 $ 344,452 $ 333,541

  Operating costs and expenses
    Cost of products sold..........   149,204    141,291   291,052   272,900
    Depreciation and amortization..     6,404      5,582    12,817    11,126
    Selling, general and
      administrative expenses......     4,480      5,287     8,532    19,303
                                      -------    -------   -------   -------
                                      160,088    152,160   312,401   303,329
                                      -------    -------   -------   -------
  Operating income.................    17,772     20,474    32,051    30,212
                                      -------    -------   -------   -------
  Other income (expense)
    Interest expense...............    (8,008)    (8,068)  (16,022)  (15,593)
    Interest and other income, net.       417        137       716       788
                                      -------    -------   -------   -------
                                       (7,591)    (7,931)  (15,306)  (14,805)
                                      -------    -------   -------   -------
  Income before extraordinary loss
    and income taxes...............    10,181     12,543    16,745    15,407
  Income tax expense...............    (3,665)    (4,766)   (6,028)   (5,917)
                                      -------    -------   -------   -------
  Income before extraordinary
    loss...........................     6,516      7,777    10,717     9,490
 Extraordinary loss on early
    retirement of debt, net
    of income tax..................         -          -         -   (19,606)
                                      -------    -------   -------   -------

  Net income (loss)................ $   6,516  $   7,777 $  10,717 $ (10,116)
                                      =======    =======   =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)                Six months
                                                           ended April 30,
                                                           1998        1997
Cash flows from operating activities
     Net income (loss).................................$ 10,717     $(10,116)
     Adjustments to reconcile net income to net cash
       provided by operating activities
          Depreciation and amortization................  11,352        9,661
          Amortization of deferred maintenance costs...   1,465        1,465
          Amortization of financing costs..............     665          743
          Postretirement health benefits...............   3,176        2,334
          Pension benefits.............................   2,344        3,000
          Deferred income taxes........................   1,413         (518)
          Extraordinary loss on early retirement of
            debt.......................................       -       32,786
          Other........................................    (447)         394
     Cash provided (used) by changes in certain assets
       and liabilities
            Accounts receivable........................   2,753       (1,016)
            Inventories................................  20,711        4,343
            Prepaid expenses and other assets..........   1,309          794
            Accounts payable...........................     381      (17,831)
            Accrued liabilities........................  (2,794)      11,975
            Income taxes payable and recoverable, net..   3,900      (12,078)
            Other liabilities..........................  (1,680)      (5,915)
                                                         ------      -------
             Net cash provided by operating
               activities..............................  55,265       20,021
                                                         ------      -------
Cash flows from investing activities
     Additions to property, plant and equipment, net...  (9,645)     (25,241)
     Short-term investments, net.......................       -       49,146
     Gross proceeds from the sale of assets............     110            -
                                                         ------      -------
             Net cash (used) provided by investing
               activities..............................  (9,535)      23,905
                                                         ------      -------
Cash flows from financing activities
     Net proceeds from issuance of Senior Secured
       Notes...........................................       -      290,275
     Repurchase of Senior Notes........................       -     (233,085)
     Repurchase of common stock........................       -      (56,936)
     Dividends paid....................................  (5,300)    (112,000)
     Principal payments on other long-term debt........  (1,263)      (1,211)
                                                       --------      -------
             Net cash used by financing activities.....  (6,563)    (112,957)
                                                       --------      -------

Net increase (decrease) in cash and cash equivalents...  39,167      (69,031)
Cash and cash equivalents at beginning of period.......  18,989       90,395
                                                        -------      -------
Cash and cash equivalents at end of period.............$ 58,156     $ 21,364
                                                        =======      =======



Supplemental disclosure of cash flow information
     Cash paid for interest............................$ 15,384     $  5,649
     Cash paid for income taxes........................     715        5,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and six months ended April 30, 1998 and 1997
                                 ( Unaudited )
NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1997.

NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 1998 and October 31, 1997 was as follows:

                                                April 30,    October 31,
                                                  1998          1997
                                               (Unaudited)
                                               -----------   -----------
                                                 (Dollars in thousands)
         Raw materials.........................$  23,600     $  33,725
         Finished and semi-finished product....   70,949        82,216
         Supplies..............................      317           561
                                                --------      --------
                                                  94,866       116,502
         Less LIFO reserve.....................    9,284        10,209
                                                --------      --------
                                               $  85,582     $ 106,293
                                                ========      ========

NOTE 3 :  LONG-TERM DEBT
Long-term debt consists of the following:

                                                April 30,   October 31,
                                                  1998          1997
                                               (Unaudited)
                                               ----------    ----------
                                                (Dollars in thousands)

Senior Secured Notes with interest at 10%
  payable semi-annually, due 2004..............$ 300,000     $ 300,000
Revolving Credit Facility (Revolver) with
  interest at prime plus 0.5% (9.00% at
  April 30, 1998) payable monthly..............        -             -
Other..........................................    1,674         2,937
                                                 -------       -------
                                                 301,674       302,937
Less current portion of long-term debt.........      113         1,319
                                                 -------       -------
                                               $ 301,561     $ 301,618
                                                 =======       =======

The $300 million 10% Senior Secured Notes are secured by a second priority lien on substantially all of the existing property, plant and equipment of the Company which will become a first priority lien if all of the 10.5% Senior Notes due 2002 (Senior Notes) are extinguished ($.3 million currently outstanding). A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes becomes a first priority lien.

The Company's $100 million revolving credit facility (Revolving Credit Facility) and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist as a result of the transactions or dividends, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss, as defined) earned for periods subsequent to October 31, 1996 when taken as a single accounting period. Under these agreements $4.4 million was available for dividends and other transactions with affiliates at April 30, 1998.

On November 27, 1996, the Company completed the sale of the Senior Secured Notes. The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete an equity tender offer in which substantially all the common stock of the Company not held by Renco was acquired, complete a tender offer in which the Company acquired $206.1 million principal amount of the then outstanding Senior Notes at a premium, pay a $108 million dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs. The debt transactions, equity tender offer, dividend payment and compensation payments are collectively referred to as the "Transactions".

Renco Steel is a holding company formed by Renco in January 1998 which owns all the outstanding shares of capital stock of the Company. In February 1998 Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Renco Steel intends to meet its debt service obligations from its cash balances and earnings thereon and through distributions from the Company, including payments pursuant to a tax sharing agreement and dividends as permitted under the Company's outstanding indebtedness as described above.

NOTE 4 :  ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

In common with much of the steel industry, WCI's facilities are located on sites that have been used for heavy industrial purposes for decades.
WCI is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. WCI believes that it has made, and intends to continue to make, the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and WCI may be subject to more stringent environmental laws and regulations in the future. During 1997, the EPA proposed new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation as early as 2004. These standards have been the subject of significant discussion throughout federal and state governments, and changes to the standards or the implementation date may be made prior to final approval. Like much of the steel, utilities and other industries, the Company's current operations are not expected to comply with these standards as currently proposed. The Company cannot currently assess the impact of these proposed standards on its results of operations or financial condition. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's financial condition and results of operations.

On June 29, 1995, the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA), instituted a civil action against WCI under the Clean Water Act in the United States District Court for the Northern District of Ohio. The action alleges numerous violations of the Company's National Pollution Discharge Elimination System (NPDES) permit alleged to have occurred during the years 1989 through 1996, inclusive. On March 29, 1996, the DOJ on behalf of the EPA, instituted another civil action against the Company in the same court under the Clean Air Act alleging violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. Each action seeks a civil penalty not to exceed the statutory maximum of $25,000 per day per violation and also seeks an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalty for the alleged violations is unlikely based upon past judicial penalties imposed under the Clean Water Act and the Clean Air Act, and that it has defenses to liability. By letter dated November 1, 1996, EPA's Region V Water Division Director requested information pursuant to the Clean Water Act from the Company relating to the Warren facility, including information as to the effect of a prohibition against federal procurement of the Company's products on the Company's business. The Company responded to the EPA's request on December 2, 1996. The Company has not been notified that the EPA will seek a federal procurement prohibition based on alleged permit violations. However, there can be no assurance that a federal procurement prohibition will not be imposed. The Company is negotiating a consent decree with the EPA to settle the Clean Water Act civil action and is also negotiating with the EPA toward a settlement of the Clean Air Act civil action. If the Company is unable to reach a negotiated settlement, and if a substantial penalty similar to the statutory maximum penalty or federal procurement prohibition were imposed, it could have a material adverse effect on the operating results or financial condition of the Company, the extent of which the Company is unable to estimate at this time. Discovery has been completed in both of these actions and a trial date has been scheduled for August 1998 for the Clean Air Act civil action.

On December 17, 1997, the Company received a compliance order from the EPA alleging certain violations of the Company's NPDES permit, including exceedances of permit limits for pH and oil and grease and failure to identify and sample for residual chlorine. The Company is investigating the alleged exceedances.

On May 11, 1998, the DOJ, on behalf of the EPA, instituted a civil action against WCI under the Resource Conservation and Recovery Act of 1976, as amended (RCRA) in the United States District Court for the Northern District of Ohio. The action seeks injunctive relief and civil penalties for alleged violations of RCRA, the Ohio Administrative Code (OAC) and WCI's hazardous waste management permit issued pursuant to RCRA and OAC related to WCI's management of hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present, WCI operated hazardous waste management units at the Warren facility without the proper permits pursuant to RCRA and seeks civil penalties not to exceed the statutory maximum of $25,000 per day per violation for each day of violation prior to January 30, 1997 and $27,500 per day per violation for each day of violation since January 30, 1997. WCI intends to assert several defenses, including that these claims are subject to a five-year statute of limitations. The Company believes that imposition of the statutory maximum penalty is unlikely based on past judicial penalties imposed under RCRA. However, there can be no assurance that WCI will not be found to have liability and, if it has liability, that the statutory maximum penalty will not be imposed. If the statutory maximum penalty or other substantial penalty were imposed, it could have a material adverse effect on the financial condition or results of operations of WCI.

On May 18, 1998, the Company received a Findings of Violation and Order of Compliance (Order) from the EPA, alleging that unpermitted discharges occurred from a landfill at the Company's Warren, Ohio facility in November 1997. The Order requires that the Company submit to the EPA certain information regarding possible discharges from the landfill from June 1993 to the present, conduct sampling of discharges from the landfill over a 60-day period and eliminate any unpermitted discharges within 100 days of the Order.

The Company is investigating the alleged discharges and is unable at this time to estimate the costs, if any, which may be incurred related to the Order.

The Company has obtained a RCRA storage permit for waste pickle liquor at its Warren facility acid regeneration plant. As a provision of the permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility.
The Company has developed and submitted a workplan for the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), to the EPA. In April 1997 the Company received notice from the EPA that it had approved the RFI, which is expected to be completed in 1999. The workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that it would not have a material adverse effect on the operating results or financial condition of the Company.

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

On April 5, 1996, an employee instituted an action for damages against the Company in the Court of Common Pleas, Trumbull County, Ohio alleging that, under Ohio common law, her privacy rights were violated and that she has been subjected to sexual harassment. On April 28, 1997 the plaintiff filed for summary judgement which the court denied. The Company denies plaintiff's allegations of liability. The court has scheduled a trial date for August 1998.

A liability has been established for an amount, which the Company believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI or costs associated with the compliance order dated May 18, 1998 for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of the Company in a particular quarterly or annual period, however, the Company believes that the effect of such matters will not have a material adverse effect on the Company's consolidated financial position. In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                Three Months Ended April 30, 1998 Compared to
                     Three Months Ended April 30, 1997

Net sales for the three months ended April 30, 1998 were $177.9 million on 388,493 tons shipped, representing a 3.0% increase in net sales and a 14.2% increase in tons shipped compared to the three months ended April 30, 1997. Shipping volume increased in 1998 due to the shipment of 36,862 tons of lower value added semi-finished steel. The Company expects to ship approximately 20,000 tons of semi-finished steel during the third quarter to further reduce inventory levels. Excluding semi-finished steel, net sales per ton shipped decreased 6.1% to $478 compared to $509 for the 1997 quarter. This decrease is the result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, shipments of custom carbon, alloy and electrical steels accounting for 64.8% in 1998 and 70.4% in 1997.

Gross margin (net sales less cost of goods sold) was $28.7 million for the three months ended April 30, 1998 compared to $31.3 million for the three months ended April 30, 1997. The decrease in gross margin reflects the lower selling prices and change in product mix discussed above offset somewhat by higher volume and lower production costs in 1998.

Operating income was $17.8 million, $46 per ton, for the three months ended April 30, 1998 compared to $20.5 million, $60 per ton, for the three months ended April 30, 1997. The lower operating income for 1998 reflects the lower gross margin discussed above, higher depreciation expense relating to the hot strip mill upgrade substantially completed in late 1997, offset by lower selling, general and administration expense in 1998 attributable primarily to lower variable compensation and bad debt expenses.

As a result of the items discussed above, net income was $6.5 million in the 1998 quarter compared to $7.8 million in 1997.


                 Six Months Ended April 30, 1998 Compared to
                      Six Months Ended April 30, 1997

Net sales for the six months ended April 30, 1998 were $344.5 million on 736,424 tons shipped, representing a 3.3% increase in net sales and a 10.8% increase in tons shipped compared to the six months ended April 30, 1997. The Company shipped 46,256 tons of lower value added semi-finished steel during the 1998 period. Excluding semi-finished steel, net sales per ton shipped decreased 4.4% to $481 compared to $503 for the 1997 period. This decrease is the result of lower selling prices and changes in product mix. Excluding semi-finished steel, shipments of custom carbon, alloy and electrical steels accounting for 64.4% in 1998 and 68.2% in 1997.

Gross margin (net sales less cost of goods sold) was $53.4 million for the six months ended April 30, 1998 compared to $60.6 million for the six months ended April 30, 1997. The decrease in gross margin reflects the lower selling prices and change in product mix discussed above offset somewhat by higher volume in 1998.

Operating income was $32.1 million for the six months ended April 30, 1998 compared to $30.2 million for the six months ended April 30, 1997. The operating results for 1997 include $8.6 million of compensation expenses related to the Transactions. Excluding the expenses incurred as a result of the Transactions, operating income was $38.8 million during the 1997 period or $58 per ton shipped compared to $44 per ton shipped in the 1998 period. The decrease in operating income in 1998 (excluding the previously mentioned compensation charges in 1997) reflects the lower gross margin discussed above and higher depreciation expense as a result of the hot strip mill upgrade substantially completed in late 1997 offset by a decrease in selling, general and administrative expenses in 1998 as a result of lower variable compensation, legal and bad debt expenses.

As a result of the items discussed above, income before extraordinary items was $10.7 million in 1998 compared to $9.5 million in 1997. During the six months ended April 30, 1997, the Company recognized an extraordinary loss of $19.6 million, net of income taxes, on the early retirement of $206.1 million principal amount of Senior Notes. As a result, the Company had a net loss of $10.1 million for the six months ended April 30, 1997.


Liquidity and Capital Resources

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company's primary sources of liquidity as of April 30, 1998 consisted of $58.2 million of cash and cash equivalents and available borrowing under the Revolving Credit Facility. The Revolving Credit Facility has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of April 30, 1998, WCI had no borrowings outstanding under the Revolving Credit Facility, with a borrowing limit of $100 million less any outstanding letters of credit ($5.6 million as of April 30, 1998). Cash provided by operating activities was $55.3 million for the six months ended April 30, 1998 compared to $20.0 million for the 1997 period. The increase in operating cash flow in 1998 compared to 1997 resulted primarily from working capital changes including a planned reduction in steel inventory of $11.3 million. Under the minimum funding requirements of ERISA, the Company is required to contribute approximately $0.4 million during the remainder of 1998 and $7.8 million in 1999 to its defined benefit pension plan. The Company made no contributions to this plan during 1998 to-date and made minimal contributions during 1997.

Capital expenditures were $9.6 million and $25.2 million for the six months ended April 30, 1998 and 1997, respectively, and are estimated to be $20 million to $25 million for all of fiscal 1998. Capital expenditures in 1997 included expenditures for the Company's hot strip mill upgrade which was substantially completed in late 1997. Management has funded capital expenditures in 1998 and 1997 through cash balances and cash provided by operating activities. At April 30, 1998, the Company had commitments for capital expenditures of approximately $4.3 million.

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

During 1998, the Company paid dividends of $5.3 million and expects that further dividends will be declared and paid throughout the remainder of 1998, up to the amount permitted under the Senior Secured Notes indenture.

Renco Steel is a holding company formed by Renco in January 1998 which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Renco Steel intends to meet its debt service obligations from its cash balances and earnings thereon and through distributions from the Company, including payments pursuant to a tax sharing agreement and dividends as permitted under the Company's outstanding indebtedness.


Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the year 2000. Over the past several years, the Company has been assessing and modifying its business systems to be year 2000 compliant. The Company has a plan to achieve year 2000 compliance with respect to its business systems, including systems and user testing. The Company does not currently expect year 2000 issues related to its business systems to have any material effect on the Company's costs or to cause any significant disruption in operations. The Company has initiated a program to assess its process control environment for year 2000 compliance, which is expected to be completed by mid-1998, and intends to make the necessary modifications to prevent disruption to its operations. The Company is unable at this time to estimate the cost or potential effect on its operations of achieving year 2000 compliance in its process control environment.

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

                        PART II - OTHER INFORMATION

                               WCI STEEL, INC.


ITEM 1.   LEGAL PROCEEDINGS

          On May 11, 1998, the DOJ, on behalf of the EPA, instituted a civil action against WCI under RCRA in the United States District Court for the Northern District of Ohio. The action seeks injunctive relief and civil penalties for alleged violations of RCRA, the Ohio Administrative Code (OAC) and WCI's hazardous waste management permit issued pursuant to RCRA and OAC related to WCI's management of hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present, WCI operated hazardous waste management units at the Warren facility without the proper permits pursuant to RCRA and seeks civil penalties not to exceed the statutory maximum of $25,000 per day per violation for each day of violation prior to January 30, 1997 and $27,500 per day per violation for each day of violation since January 30, 1997. WCI intends to assert several defenses, including that these claims are subject to a five-year statute of limitations.


ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K


          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.


          (b)  Reports on Form 8-K:

               On May 19, 1998, the Company filed Form 8-K to report the civil action filed against the Company under RCRA on May 11, 1998. This matter is described in Note 4 to the condensed consolidated financial statements and under Item 1. Legal Proceedings.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: May 27, 1998                  /S/ BRET W. WISE
                                        -----------------------------
                                        Bret W. Wise
                                        Vice President and
                                        Chief Financial Officer
                                        (principal financial and
                                         accounting officer)




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