Form 10-Q
period 1998-07-31
WCI STEEL INC
filed 1998-08-25
CIK 897745

-----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 1998.
                                 ---------------

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

                                           [X]  Yes     [ ]   No

    As of July 31, 1998, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.


-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------

                                                                    Page No.
                                                                    --------

PART I    FINANCIAL INFORMATION
-------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          July 31, 1998 and October 31, 1997.                              3


          Condensed Consolidated Statements of Operations for the
          three months and nine months ended July 31, 1998 and 1997.       4


          Condensed Consolidated Statements of Cash Flows for the
          nine months ended July 31, 1998 and 1997.                        5


          Notes to Condensed Consolidated Financial Statements.            6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10


PART II   OTHER INFORMATION
---------------------------

  Item 1. Legal Proceedings                                               13


  Item 6. Exhibits and Reports on Form 8-K                                13

          Signatures                                                      14

          Exhibit Index                                                   15

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                                     July 31,     October 31,
                                                       1998          1997
                                                    (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents.........................$  57,332     $  18,989
  Accounts receivable, less allowances..............   63,041        65,202
  Inventories.......................................   90,351       106,293
  Recoverable income taxes..........................        -         4,273
  Deferred income taxes.............................    8,472         8,188
  Prepaid expenses..................................      619         1,640
                                                     --------      --------
       Total current assets.........................  219,815       204,585
Property, plant and equipment, net..................  220,317       224,620
Intangible pension asset............................   18,124        20,982
Other assets, net...................................   16,035        20,564
                                                     --------      --------
            Total assets............................$ 474,291     $ 470,751
                                                     ========      ========
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$     115     $   1,319
  Accounts payable..................................   64,888        64,123
  Accrued liabilities...............................   46,355        51,504
  Income taxes......................................    3,223         1,737
                                                     --------      --------
       Total current liabilities....................  114,581       118,683

Long-term debt, excluding current portion...........  301,532       301,618
Deferred income taxes...............................   11,134         7,497
Postretirement health benefits......................   90,734        85,755
Pension benefits, excluding current portion.........   27,093        31,489
Other liabilities...................................   14,168        16,575
                                                     --------      --------
            Total liabilities.......................  559,242       561,617
                                                     --------      --------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -             -
  Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 100 shares
    issued and outstanding..........................        -             -
  Accumulated deficit...............................  (84,951)      (90,866)
                                                     --------      --------






            Total shareholder's equity (deficit)....  (84,951)      (90,866)
Commitments and contingencies.......................        -             -
            Total liabilities and                    --------      --------
              shareholder's equity (deficit)........$ 474,291     $ 470,751
                                                     ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                        Three months         Nine months
                                       ended July 31,        ended July 31,
                                       1998       1997      1998      1997
  Net sales........................ $ 174,947  $ 165,917 $ 519,399 $ 499,458

  Operating costs and expenses
    Cost of products sold..........   144,947    134,358   435,999   407,258
    Depreciation and amortization..     6,436      5,653    19,253    16,779
    Selling, general and
      administrative expenses......     4,614      5,006    13,146    24,309
                                      -------    -------   -------   -------
                                      155,997    145,017   468,398   448,346
                                      -------    -------   -------   -------
  Operating income.................    18,950     20,900    51,001    51,112
                                      -------    -------   -------   -------
  Other income (expense)
    Interest expense...............    (8,007)    (8,055)  (24,029)  (23,648)
    Interest and other income, net.       775        301     1,491     1,089
                                      -------    -------   -------   -------
                                       (7,232)    (7,754)  (22,538)  (22,559)
                                      -------    -------   -------   -------
  Income before extraordinary loss
    and income taxes...............    11,718     13,146    28,463    28,553
  Income tax expense...............     4,570      4,996    10,598    10,913
                                      -------    -------   -------   -------
  Income before extraordinary
    loss...........................     7,148      8,150    17,865    17,640
 Extraordinary loss on early
    retirement of debt, net
    of income tax..................         -          -         -   (19,606)
                                      -------    -------   -------   -------

  Net income (loss)................ $   7,148  $   8,150 $  17,865 $  (1,966)
                                      =======    =======   =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)                Nine months
                                                            ended July 31,
                                                           1998        1997
Cash flows from operating activities
     Net income (loss).................................$ 17,865     $ (1,966)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
          Depreciation and amortization................  17,055       14,581
          Amortization of deferred maintenance costs...   2,198        2,198
          Amortization of financing costs..............     993        1,093
          Postretirement health benefits...............   4,979        3,134
          Pension benefits.............................   2,021        4,257
          Deferred income taxes........................   3,353         (443)
          Extraordinary loss on early retirement of
            debt.......................................       -       32,786
          Other........................................    (382)         323
     Cash provided (used) by changes in certain assets
       and liabilities
            Accounts receivable........................   2,636        5,064
            Inventories................................  15,942       (5,164)
            Prepaid expenses and other assets..........   2,359        1,008
            Accounts payable...........................     765      (16,060)
            Accrued liabilities........................  (8,708)       4,113
            Income taxes payable and recoverable, net..   5,759       (8,031)
            Other liabilities..........................  (2,407)      (8,025)
                                                         -------     -------
             Net cash provided by operating
               activities..............................  64,428       28,868
                                                         ------      -------
Cash flows from investing activities
     Additions to property, plant and equipment, net... (12,955)     (33,498)
     Short-term investments, net.......................       -       49,146
     Gross proceeds from the sale of assets............     110          135
                                                         ------      -------
             Net cash (used) provided by investing
               activities.............................. (12,845)      15,783
                                                         ------      -------
Cash flows from financing activities
     Net proceeds from issuance of Senior Secured
       Notes...........................................       -      290,103
     Repurchase of Senior Notes........................       -     (233,085)
     Repurchase of common stock........................       -      (56,936)
     Dividends paid.................................... (11,950)    (118,000)
     Principal payments on other long-term debt........  (1,290)      (2,151)
                                                       --------      -------
             Net cash used by financing activities..... (13,240)    (120,069)
                                                       --------      -------

Net increase (decrease) in cash and cash equivalents...  38,343      (75,418)
Cash and cash equivalents at beginning of period.......  18,989       90,395
                                                        -------      -------
Cash and cash equivalents at end of period.............$ 57,332     $ 14,977
                                                        =======      =======



Supplemental disclosure of cash flow information
     Cash paid for interest............................$ 30,555     $ 21,216
     Cash paid for income taxes........................   1,486        6,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and nine months ended July 31, 1998 and 1997
                                 ( Unaudited )
NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1997.

NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 1998 and October 31, 1997 was as follows:

                                                 July 31,    October 31,
                                                  1998          1997
                                               (Unaudited)
                                               -----------   -----------
                                                 (Dollars in thousands)
         Raw materials.........................$  29,713     $  33,725
         Finished and semi-finished product....   68,935        82,216
         Supplies..............................       87           561
                                                --------      --------
                                                  98,735       116,502
         Less LIFO reserve.....................    8,384        10,209
                                                --------      --------
                                               $  90,351     $ 106,293
                                                ========      ========

NOTE 3 :  LONG-TERM DEBT
Long-term debt consists of the following:

                                                July 31,     October 31,
                                                  1998          1997
                                               (Unaudited)
                                               ----------    ----------
                                                (Dollars in thousands)

Senior Secured Notes with interest at 10%
  payable semi-annually, due 2004..............$ 300,000     $ 300,000
Revolving Credit Facility with interest
  at prime plus 0.5% (9.00% at July 31, 1998)
  payable monthly..............................        -             -
Other..........................................    1,647         2,937
                                                 -------       -------
                                                 301,647       302,937
Less current portion of long-term debt.........      115         1,319
                                                 -------       -------
                                               $ 301,532     $ 301,618
                                                 =======       =======

The $300 million 10% Senior Secured Notes (Senior Secured Notes) are secured by a second priority lien on substantially all of the existing property, plant and equipment of the Company which will become a first priority lien if all of the 10.5% Senior Notes due 2002 (Senior Notes) are extinguished ($.3 million currently outstanding). A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes becomes a first priority lien.

The Company s $100 million revolving credit facility (Revolving Credit Facility) and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company s assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist as a result of the transactions or dividends, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss, as defined) earned for periods subsequent to October 31, 1996 when taken as a single accounting period. Under these agreements $1.3 million was available for dividends and other transactions with affiliates at July 31, 1998.

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

NOTE 4 :  ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

In common with much of the steel industry, WCI's facilities are located on sites that have been used for heavy industrial purposes for decades.
WCI is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. WCI believes that it has made, and intends to continue to make, the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and WCI may be subject to more stringent environmental laws and regulations in the future. During 1998, the Environmental Protection Agency (EPA) adopted new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation scheduled for 2004. Like much of the steel, utilities and other industries, the Company's current operations are not expected to comply with these standards if implemented as currently adopted. The Company cannot currently assess the impact of these standards on its results of operations or financial condition. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's financial condition and results of operations.

The Company is defendant in three civil actions instituted by the Department of Justice, on behalf of the EPA, in the United States District Court for the Northern District of Ohio. The first action, instituted on June 29, 1995, under the Clean Water Act, alleges numerous violations of the Company's National Pollution Discharge Elimination System alleged to have occurred during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleges violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. The third action, instituted on May 11, 1998, under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), alleges violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit issued pursuant to RCRA and OAC related to the Company's management of hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present the Company operated hazardous waste management units at the Warren facility without the proper permits pursuant to RCRA. Each action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997 in the case of the RCRA action) and also an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalties for the alleged violations is unlikely based upon past judicial penalties imposed under the Acts and that it has defenses to liability. The Company is negotiating consent decrees with the EPA to settle the Clean Water Act and Clean Air Act actions. A trial for the RCRA action has been scheduled for June 1999.

If the Company is unable to reach a negotiated settlement of these actions, and if a substantial penalty similar to the statutory maximum penalty were imposed, it could have a material adverse effect on the operating results or financial condition of the Company.

As a condition of a previous operating permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that it would not have a material adverse effect on the operating results or financial condition of the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                Three Months Ended July 31, 1998 Compared to
                     Three Months Ended July 31, 1997

Net sales for the three months ended July 31, 1998 were $174.9 million on 367,782 tons shipped, representing a 5.4% increase in net sales and a 13.7% increase in tons shipped compared to the three months ended July 31, 1997. Shipping volume increased in 1998 due to the shipment of 23,458 tons of lower value added semi-finished steel and an increase in shipments of commodity steel products. In addition, the shipping volume during the 1997 quarter was adversely affected by equipment outages during the completion of an upgrade to the Company's hot strip mill. Excluding semi-finished steel, net sales per ton shipped decreased 4.7% to $490 compared to $514 for the 1997 quarter. This decrease is the result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steels accounted for 66.5% of shipments in 1998 compared to 71.0% in 1997. During the third quarter of 1998, the domestic steel industry experienced increased import activity and reduced demand due to a strike at General Motors Corporation. These events resulted in a lower order rate for the industry, including WCI, and, as a result, WCI's order backlog contracted by over 20% during the quarter. These market conditions may result in lower shipments or reduced prices, or both, in the fourth quarter of 1998.

Gross margin (net sales less cost of goods sold) was $30.0 million for the three months ended July 31, 1998 compared to $31.6 million for the three months ended July 31, 1997. The decrease in gross margin reflects the lower selling prices and change in product mix discussed above offset by higher volume and lower production costs in 1998.

Operating income was $19.0 million, $52 per ton, for the three months ended July 31, 1998 compared to $20.9 million, $65 per ton, for the three months ended July 31, 1997. The lower operating income for 1998 reflects the lower gross margin discussed above and higher depreciation expense relating to the hot strip mill upgrade substantially completed in late 1997.

As a result of the items discussed above, net income was $7.1 million in the 1998 quarter compared to $8.2 million in 1997.


                 Nine Months Ended July 31, 1998 Compared to
                      Nine Months Ended July 31, 1997

Net sales for the nine months ended July 31, 1998 were $519.4 million on 1,104,206 tons shipped, representing a 4.0% increase in net sales and a 11.8% increase in tons shipped compared to the nine months ended July 31, 1997. Shipping volume increased in 1998 due to the shipment of 69,714 tons of lower value added semi-finished steel during the 1998 period and an increase in shipments of commodity steel products. Excluding semi-finished steel, net sales per ton shipped decreased 4.3% to $484 compared to $506 for the 1997 period. This decrease is primarily the result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steels accounted for 65.1% of shipments in 1998 compared to 69.1% in 1997.

Gross margin (net sales less cost of goods sold) was $83.4 million for the nine months ended July 31, 1998 compared to $92.2 million for the nine months ended July 31, 1997. The decrease in gross margin reflects the lower selling prices discussed above offset somewhat by higher volume and lower production costs in 1998.

Operating income was $51.0 million for the nine months ended July 31, 1998 compared to $51.1 million for the nine months ended July 31, 1997. The operating results for 1997 include $8.6 million of compensation expenses related to the debt refinancing and equity redemption transactions effected in November 1997. Excluding the expenses incurred as a result of these transactions, operating income was $59.7 million during the 1997 period or $60 per ton shipped compared to $46 per ton shipped in the 1998 period. The decrease in operating income in 1998 (excluding the previously mentioned compensation charges in 1997) reflects the lower gross margin discussed above and higher depreciation expense as a result of the hot strip mill upgrade substantially completed in late 1997 offset by a decrease in selling, general and administrative expenses in 1998 as a result of lower variable compensation, legal and bad debt expenses.

As a result of the items discussed above, income before extraordinary items was $17.9 million in 1998 compared to $17.6 million in 1997. During the nine months ended July 31, 1997, the Company recognized an extraordinary loss of $19.6 million, net of income taxes, on the early retirement of $206.1 million principal amount of Senior Notes. As a result, the Company had a net loss of $2.0 million for the nine months ended July 31, 1997.


Liquidity and Capital Resources

WCI s liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company s primary sources of liquidity as of July 31, 1998 consisted of $57.3 million of cash and cash equivalents and available borrowing under the Revolving Credit Facility. The Revolving Credit Facility has a maximum borrowing limit of $100 million, is secured by the Company's inventories and receivables and expires on December 29, 1999. As of July 31, 1998, WCI had no borrowings outstanding under the Revolving Credit Facility, with a borrowing limit of $100 million less any outstanding letters of credit ($5.6 million as of July 31, 1998).

Cash provided by operating activities was $64.4 million for the nine months ended July 31, 1998 compared to $28.9 million for the 1997 period. The increase in operating cash flow in 1998 compared to 1997 resulted primarily from working capital changes including a planned reduction in steel inventory of $13.3 million. The Company sponsors a defined benefit pension plan to which it contributed $1.5 million during 1998 to-date and expects to contribute approximately $1.5 million per quarter through 1999 which will satisfy the minimum funding requirements of ERISA for those periods.

Capital expenditures were $13.0 million and $33.5 million for the nine months ended July 31, 1998 and 1997, respectively. Capital expenditures in 1997 included expenditures for the Company's hot strip mill upgrade which was substantially completed in late 1997. Management has funded capital expenditures in 1998 and 1997 through cash balances and cash provided by operating activities. At July 31, 1998, the Company had commitments for capital expenditures of approximately $3.1 million.

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

During the quarter ended July 31, 1998, the Company paid dividends of $6.7 million and expects that further dividends will be declared and paid in the future, up to the amount permitted under the Senior Secured Notes indenture.

Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the year 2000. Over the past several years, the Company has been assessing and modifying its business systems to be year 2000 compliant and has completed approximately 90% of the required program changes. The Company is in the initial phase of testing individual applications which have been modified for year 2000. The Company expects to complete system-wide testing and final remediation by July 1999. The Company does not expect year 2000 issues related to its business systems to have any material effect on the Company's costs or to cause any significant disruption in operations. The Company is completing initial test procedures to assess its process control environment for year 2000 compliance which is expected to be completed by September 1998. The Company intends to make the necessary modifications to prevent disruption to its operations. Because the initial assessment is not yet complete, the Company is unable at this time to estimate the cost or potential effect on its operations of achieving year 2000 compliance in its process control environment.

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

                        PART II - OTHER INFORMATION

                               WCI STEEL, INC.



ITEM 1.   LEGAL PROCEEDINGS


          United States v. WCI Steel, Inc.

          Reference is made to the description of the action filed against the Company on May 11, 1998 contained in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 and as described in Note 4 to the condensed consolidated financial statements.


ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K


          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.


          (b)  Reports on Form 8-K:

               On May 19, 1998, the Company filed Form 8-K to report the civil action filed against the Company under RCRA on May 11, 1998. This matter is described in Note 4 to the condensed consolidated financial statements.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: August 25, 1998               /S/ BRET W. WISE
                                        -----------------------------
                                        Bret W. Wise
                                        Vice President and
                                        Chief Financial Officer
                                        (principal financial and
                                         accounting officer)




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