Form 10-K405
period 1998-10-31
WCI STEEL INC
filed 1998-12-15
CIK 897745

-----------------------------------------------------------------------------
                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended October 31, 1998.
                                   or
/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from           to

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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 11, 1998 was $0.

The number of shares of Common Stock (no par value, $.01 stated value) of the registrant outstanding as of December 11, 1998 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

  None.
-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES
                                   FORM 10-K
                                     INDEX
                        --------------------------------


PART I                                                              Page No.
------------------------------------------------------------------  --------

     Item  1.  Business                                                 4

     Item  2.  Properties                                              13

     Item  3.  Legal Proceedings                                       13

     Item  4.  Submission of Matters to a Vote of Security Holders     13
PART II
------------------------------------------------------------------
     Item  5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                             14

     Item  6.  Selected Financial Data                                 15

     Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                              17

     Item  8.  Financial Statements and Supplementary Data             24

     Item  9.  Changes in and disagreements with Accountants
               on Accounting and Financial Disclosure                  42
PART III
------------------------------------------------------------------
     Item 10.  Directors and Executive Officers of the Registrant      43

     Item 11.  Executive Compensation                                  44

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                          46

     Item 13.  Certain Relationships and Related Transactions          46
PART IV
------------------------------------------------------------------
     Item 14.  Exhibits, Financial Statement Schedule,
               and Reports on Form 8-K                                 48

     Financial Statement Schedule
      (including  Independent Auditors Report on Financial
       Statement Schedule)                                             49

     Signatures                                                        51

     Exhibit Index                                                     52

                                   PART I

ITEM 1.  BUSINESS

GENERAL

WCI Steel, Inc. (WCI or Company), a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988 and commenced operations on September 1, 1988. WCI's primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities owned by subsidiaries located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 185 grades of flat rolled custom and commodity steel products. Total shipments were 1,412,490 tons in fiscal 1998 (77,244 tons of which were semi-finished) and 1,328,931 tons in fiscal 1997 (22,642 tons of which were semi-finished). Custom flat rolled products, which include high carbon, alloy, high strength, silicon electrical and galvanized steel, constituted approximately 62.4% of net tons shipped during fiscal 1998 (66.0% excluding semi-finished steel shipments) and 67.6% during fiscal 1997 (68.8% excluding semi-finished steel shipments). Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers. Shipping volume was adversely affected in the fourth fiscal quarter of 1998 by a significant increase in imports of foreign produced flat rolled steel which is continuing. See "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS

    OVERVIEW

WCI produces a wide range of custom flat rolled steel products, including high carbon, alloy, high strength, silicon electrical and galvanized steel. WCI's custom products are characterized by small order quantities, specialized chemistries, narrow widths and value added processing, with an emphasis on customer specific quality requirements and delivery performance. WCI's commodity steel product sales consist principally of hot and cold rolled low carbon sheet steel. Export sales were approximately 2% of net sales during the last three fiscal years.


                             Net Tons Shipped               Percent of Total

                             Fiscal Year Ended              Fiscal Year Ended
                                October 31,                    October 31,
                         1998      1997      1996        1998      1997      1996
Custom Products:
 Hot and Cold
  Rolled.............   502,149   481,740   426,945      35.5      36.2      30.5
  Coated.............   379,045   416,854   382,352      26.9      31.4      27.4
                        -------   -------   -------      ----      ----      ----
Total Custom Products   881,194   898,594   809,297      62.4      67.6      57.9
Total Commodity......   531,296   430,337   587,435      37.6      32.4      42.1
                        -------   -------   -------      ----      ----      ----
Total Steel
 Products...........  1,412,490 1,328,931 1,396,732     100.0%    100.0%    100.0%
                      ========= ========= =========     =====     =====     =====


    CUSTOM PRODUCTS

High Carbon, Alloy, High Strength---WCI has developed markets for high carbon, alloy and high strength steel products that are sold to strip converters, steel service centers, and automobile and automotive parts manufacturers. Products required by the strip converter customers are characterized by small order quantities, relatively narrow width and specific metallurgical properties. WCI presently produces over 100 specialized chemistries for these markets.

WCI's customers in this sector, in turn, supply end-users which have highly specific product needs requiring the strip converter to order steel with close gauge tolerances, minimal crown profiles, critical surface qualities and, in certain cases, in narrow widths.

In the high carbon and alloy market, WCI competes with several other domestic integrated producers, as well as various steel producers in Canada, Europe and Japan. In the high strength market, WCI competes with several major integrated producers and minimills.

Silicon---Silicon electrical steel is sheet steel that exhibits certain electrical or magnetic properties. The magnetic properties of this product permit electric motors to run at high speeds for extended periods of time with greater efficiency while minimizing heat loss.

The market for electrical sheet steel can be divided into two main segments: grain oriented silicon sheet and non-grain oriented silicon sheet. The distinction between grain and non-grain oriented silicon sheet pertains to the electrical properties of the steel. WCI's silicon annealing line is designed for production of non-grain oriented silicon sheet and all of WCI's silicon shipments are in this segment. Presently, there is one domestic competitor in this segment and several foreign competitors. In addition, the Company's product also competes with cold rolled motor laminations produced by several other integrated steelmakers which have been developed as a substitute product for silicon steel in certain applications.

Galvanized---Galvanized steel is zinc-coated sheet steel produced on WCI's hot dipped galvanizing line. The market for galvanized sheet steel is divided into two broad categories: heavy and light gauge steel. Heavy gauge galvanized steel, which is generally hot rolled based, is used in the manufacture of electrical boxes, culvert coil and grain bins, as well as many other end uses.

WCI's galvanized finishing line is well suited to produce heavy gauge hot rolled steel, and as a result, a majority of WCI's galvanized shipments are in this sector. WCI competes with several other integrated producers and minimills, as well as independent producers in the heavy gauge galvanized steel market.

COMMODITY PRODUCTS

In fiscal 1998, WCI shipped 531,296 tons in the aggregate of hot and cold rolled low carbon, sheet and strip and low carbon semi-finished steel, which represented approximately 37.6% of the Company's net tons shipped. Hot rolled low carbon sheet is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers and several minimills.


MARKETING

WCI's marketing, sales and customer service functions are coordinated through three wholly-owned subsidiaries, WCI Steel Sales LP ("WCI Sales"), WCI Steel Metallurgical Services Inc. ("WCI Metallurgical Services") and WCI Steel Production Control Services Inc. ("WCI Production Services").

WCI Sales is responsible for developing and implementing a sales and marketing strategy aimed at increasing the sales of custom steel products and building the strategic customer base. WCI Sales employs a direct sales force covering approximately 300 active accounts and other potential steel accounts within WCI's geographic market. Over 50% of WCI Sales' shipments are to customers within 200 miles of the Warren facility, and as a result of this concentration of active and potential customers in its service area, WCI Sales believes that it has a competitive advantage over competitors located farther away.

Sales outside WCI's geographic market are made through independent sales representatives on a commission basis. Although transportation costs can be prohibitive at extreme distances from the Warren facility, select custom products are competitively priced outside WCI Sales normal target markets. WCI Sales believes that independent sales representatives provide the most cost effective method to access these customers. Approximately 4% of WCI Sales' volume in fiscal 1998 was sold through the independent sales representatives.

Marketing and pricing are centralized at the Warren facility, where the marketing strategy and pricing levels are established for all WCI products. WCI Sales has a marketing staff that works closely with the sales and technical service representatives to coordinate the implementation of the sales and marketing strategy.

WCI Metallurgical Services is responsible for developing the specialized chemistries that support WCI's custom product mix. In addition, WCI Metallurgical has a staff of technical service representatives with strong metallurgical and technical backgrounds who assist the sales force in the field. Together, WCI believes the sales force and the technical staff comprise a knowledgeable team qualified to identify and meet customer needs.

WCI Production Services provides order entry, production scheduling and order status services to assist WCI Sales in meeting customer needs. WCI Production Services provides customer service and utilizes a fully-automated computerized sales network that provides the sales force and customers with product specifications and timely order status information.

CUSTOMERS

WCI's customer base is dominated by steel converters and steel service centers, which in fiscal 1998 represented 72% of shipments. The remaining shipments were directly to end users.

The following table sets forth the percentage of WCI's net tons shipped to various markets for the past three fiscal years.



                                           Fiscal Year Ended
                                              October 31,
Customer Category                     1998       1997       1996

 Conversion/further processing......  47.6%      42.5%      44.6%
 Steel service centers..............  24.4       23.3       24.0
 Construction.......................  12.1       15.8       11.5
 Electrical equipment...............   6.2        7.3        7.1
 Direct automotive..................   4.7        6.3        8.1
 Other..............................   5.0        4.8        4.7
                                     ------     ------     ------
   Total............................ 100.0%     100.0%     100.0%
                                     ======     ======     ======


In fiscal years 1998, 1997 and 1996, WCI's twenty largest customers represented approximately 57%, 57% and 56%, respectively, of net sales.
No customer accounted for as much as 10% of net sales in fiscal years 1998, 1997 or 1996.


BACKLOG

On October 31, 1998, WCI's order backlog was approximately 155,000 net tons with an approximate value of $76 million compared to approximately 232,000 net tons with an approximate value of $116 million at October 31, 1997, based in each case on the then current prices. Under the applicable orders, WCI is scheduled to ship substantially all of the orders in the October 31, 1998 backlog by February 28, 1999. Although customers may cancel orders included in the backlog, such cancellations have be negligible in the past.


COMPETITION

The domestic steel industry is highly competitive. Despite significant reductions in raw steel production capacity by major domestic producers in the 1980s, the domestic industry continues to be adversely affected by excess world capacity.

In the United States, WCI competes with many other domestic steel companies. WCI also faces increasing competitive pressures from minimills. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material. Compared to integrated producers, minimills, which rely on less capital intensive hot metal sources, have certain advantages. Because minimills typically are not unionized, they have more flexible work rules which have resulted in lower employment costs per net ton shipped.

Since 1989, significant flat rolled minimill capacity has been constructed and these minimills now compete with integrated producers in product areas that traditionally had not faced significant competition from minimills. These minimills compete with the Company primarily in the commodity flat rolled steel market and more recently in certain custom flat rolled steel markets. In addition, the increased competition in commodity product markets has resulted in certain integrated producers increasing product offerings to compete with the Company's custom products. This increased competition has also increased the price volatility of certain of the Company's custom products.

During 1998, the domestic steel market continued to experience significant increases in imports of foreign produced flat rolled steel. The relative strength of the U.S. dollar and economy versus the strength of foreign currencies and economies can significantly affect the import/export trade balance for flat rolled steel. In the third calendar quarter of 1998, there was an unprecedented increase in imports of flat rolled steel from Russia, Asia, particularly Japan and Korea, and Brazil. This caused significant price decreases in the domestic steel market. The increase in imported product offerings has adversely affected the supply-demand balance and resulted in a significant reduction in production levels, shipping volume and prices for domestic producers. Certain domestic steel producers filed unfair trade cases with the U.S. International Trade Commission in September 1998 claiming that hot rolled steel was being illegally exported to the United States from Japan, Russia and Brazil at prices below the producers' cost.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In addition to competition from domestic and foreign steel producers, materials such as aluminum, cement, composites, glass and plastics compete as substitutes for steel in many markets.

MANUFACTURING PROCESS

In WCI's primary steelmaking process, iron ore pellets, coke, limestone, sinter and other raw materials are consumed in the blast furnace to produce "hot metal." Hot metal is further converted into liquid steel through the Basic Oxygen Furnace (BOF) process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch basis. WCI's BOF has two vessels, each with a steelmaking capacity of 182 tons per heat. From the BOF, the heats of steel are sent to the Ladle Metallurgy Facility (LMF), where the temperature and chemistry of the steel are adjusted to precise tolerances. In addition, the steel may be vacuum degassed to further improve its cleanliness. Liquid steel from the LMF then is formed into slabs through the process of continuous casting. The twin-strand continuous slab caster (Continuous Caster) allows WCI to cast all of its steel products. After continuous casting, slabs then are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at WCI's downstream operations. Finished products are usually shipped to customers in the form of coils.
WCI has linked its steelmaking and rolling equipment with a computer based integrated manufacturing control system to coordinate production and sales activities.

RAW MATERIALS

WCI's steelmaking operations are dependent on reliable supplies of various raw materials, principally iron ore pellets, coke and energy. WCI believes that it has adequate sources of its principal raw materials to meet its present needs.

     Iron Ore Pellets

WCI has a contract with a major supplier of iron ore pellets for its requirements through fiscal 1999. Iron ore pellets satisfied approximately 73% of WCI's iron ore requirements in fiscal 1998, while WCI's sinter plant provided the balance. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements for 1999 from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.

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


     Energy and Gases

WCI's steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends to 2002 from a local utility.
WCI can generate approximately 20% of its own electrical needs. Natural gas is also purchased pursuant to a supply contract that extends to 2000. Oxygen is delivered, under a contract that extends to 2002, from supplier-owned plants located at the Warren facility. Pursuant to a contract entered into in 1988, WCI is required to purchase all coke oven gas produced at an adjoining coke plant, which is usable by WCI, at a price based upon, but at a discount to, natural gas prices.


ENVIRONMENTAL MATTERS

In common with much of the steel industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades. The Company is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company has made and intends to continue to make the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to more stringent environmental laws and regulations in the future. During 1998 the Environmental Protection Agency (EPA) adopted new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation as early as 2004. Like much of the steel, utilities and other industries, the Company's current operations are not expected to comply with these standards if implemented as currently adopted. The Company cannot currently assess the impact of these standards on its results of operations or financial condition. Compliance with more stringent environmental laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

The Company is defendant in three civil actions instituted by the Department of Justice, on behalf of the EPA, in the United States
District Court for the Northern District of Ohio. The first action, instituted on June 29, 1995, under the Clean Water Act, alleges numerous violations of the Company's National Pollution Discharge Elimination
System (NPDES) permit alleged to have occurred during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleges violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National
Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. The third action, instituted on May 11, 1998, under the Resource Conservation and Recovery
Act of 1976, as amended (RCRA), alleges violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit issued pursuant to RCRA and OAC related to the Company's management of hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present the Company operated hazardous waste management units at the Warren facility without the proper permits pursuant to RCRA. Each action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997 in the case of the RCRA action) and also an injunction against continuing violations. In addition, on December 17, 1997, the Company received a compliance order from the EPA alleging certain violations of the Company's NPDES permit, including exceedances of permit limits for pH and oil and grease and failure to identify and sample for residual chlorine. The Company believes that imposition of the statutory maximum penalties for the alleged violations is unlikely based upon past judicial penalties imposed under the Acts and that it has defenses to liability. The Company has been attempting to negotiate consent decrees with the EPA to settle the Clean Water Act and Clean Air Act actions and the compliance order dated December 17, 1997. A trial for the RCRA action has been scheduled for June 1999. If the Company is unable to reach a negotiated settlement of these actions, and if a substantial penalty similar to the statutory maximum penalty were imposed, it would have a material adverse effect on the operating results and financial condition of the Company.

As a condition of a previous operating permit issued under RCRA, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The
Company is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

WCI received from the EPA a formal request dated April 1, 1994 for information pursuant to Section 3007 of RCRA and Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA). The request required WCI to submit information relating to the generation, storage, treatment and disposal of solid or hazardous wastes or hazardous substances at the Warren facility. The request also required WCI to submit certain financial information and other information needed to evaluate the facility's compliance with the RCRA and CERCLA requirements. The Company made the requested information available to the EPA during 1994 and the EPA examined the information in March 1997. The request did not identify violations, seek to impose penalties or monetary sanctions or require the performance of remedial activities or other capital expenditures. Among other items, the request sought information about a specific area at which waste management occurred at the Warren facility under a prior owner. This area was remediated by the prior owner before the facility was sold to WCI, and the area is also scheduled to be investigated under the corrective action RFI. Under EPA guidance, the area will not be addressed under CERCLA when it is included in the corrective action process. Because of the past remediation of the area by a prior owner and the inclusion of the area in the corrective action process, WCI believes that the area would not be regarded as a priority risk under CERCLA.

The Company operates a landfill at its Warren facility which receives waste materials from the iron and steel-making operations. The Ohio EPA has issued a permit to install a new lined landfill to replace this landfill. The plan involves closure by removal of the present landfill by selling approximately one-third of its contents to established markets for construction materials and recycling most of the remaining contents over an extended period at the sinter plant in Youngstown, Ohio operated by the Company's subsidiary, Youngstown Sinter Company, and disposing of any non-salable or non-recyclable material in the new lined landfill. Youngstown Sinter Company is presently exploring modifications to sulfur dioxide emission regulations applicable to the sinter plant to enable it to comply with applicable sulfur dioxide emission levels, as well as allow faster recycling of the present landfill contents. The Company does not believe that the sinter plant's noncompliance will result in any material expenditures. The new lined landfill construction and existing landfill closure, if pursued, is expected to be completed in seven consecutive phases. The estimated cost through Phase I is approximately $2.7 million to $3.7 million expended over three years and the estimated cost for Phase II is approximately $1.5 million expended over six years. Construction is expected to begin during fiscal 1999.

EMPLOYEES

As of October 31, 1998, WCI had 542 salaried employees and 1,633 hourly employees. Most of the employees are located at the Warren facility with most of the hourly employees being represented by the United Steelworkers of America (USWA) with which WCI has a four-year collective bargaining agreement that expires September 1, 1999.

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


     Pension Plans

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


     Postretirement Health Care Plans

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

ITEM 2.  PROPERTIES

WCI's Warren, Ohio facility, situated on approximately 1,100 acres, includes a blast furnace, a two vessel BOF shop, an LMF and a vacuum degasser, a twin-strand Continuous Caster, a 56-inch hot strip mill, 54-inch tandem and temper mills, annealing facilities, a silicon continuous annealing line, hot-dip galvanizing and terne coating lines and other finishing facilities. The blast furnace was relined during 1995 as part of its planned maintenance, a procedure which is performed on a routine basis every six to eight years.

Youngstown Sinter Company, a subsidiary of the Company, owns and operates a sinter plant located in Youngstown, Ohio on 51 acres. The sinter plant converts plant waste dusts and iron ore into resources useable in the blast furnace, reducing WCI's iron ore pellet feed requirements by approximately 27% in fiscal 1998.

Niles Properties, Inc., a subsidiary of the Company, is located approximately five miles from the Warren facility, and has approximately 525,000 square feet of building space with five long-term tenants occupying 70% of the facility. WCI is continuing to seek other appropriate tenants.

WCI believes that its facilities are well maintained and they are considered satisfactory for their purposes.

See Note 4 to the Consolidated Financial Statements, Part II, Item 8, for a description of liens related to the Company's property, plant and equipment.

ITEM 3.  LEGAL PROCEEDINGS

On January 23, 1996, two retired employees instituted an action against the Company and the USWA in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations
Act and common law. On July 31, 1997 the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs have filed an appeal regarding the court's decision to dismiss. The appellate court heard the plaintiff's appeal in June 1998 and has not rendered a decision.

On April 5, 1996, an employee instituted an action for damages against WCI in the Court of Common Pleas, Trumbull County, Ohio, alleging that, under Ohio law, her privacy rights were violated and that she was subjected to sexual harassment. The case went to trial on August 24, 1998 and the judge directed a verdict in favor of the Company. The plaintiff has filed an appeal regarding the directed verdict.

In addition, the Company is involved in various claims and lawsuits incidental to the ordinary course of business.

For a description of pending litigation related to environmental matters, see "Item 1. Business-Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 1998.

                                 PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company is a direct wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel). There is no established public trading market for the Company's common stock. Since December 1996, the Company has had one shareholder. The Company paid cash dividends three times during fiscal 1997 aggregating $118,000,000 and four times during fiscal 1998 aggregating $14,100,000. See Note 4 to the Consolidated Financial Statements, Part II,
Item 8 for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA


                                            Fiscal Year Ended October 31,
                                   1994(1)    1995(2)    1996(3)    1997(4)      1998
                                (Dollars and tons in thousands, except per ton amounts)
Statement of Income Data:
 Net Sales.....................  $709,363   $630,990    $660,801   $668,470   $665,741
 Cost of products sold.........   574,610    544,789     550,609    547,545    560,951
                                 --------   --------    --------   --------   --------
 Gross margin..................   134,753     86,201     110,192    120,925    104,790
 Depreciation and amortization.    19,868     21,178      22,547     23,174     25,240
 Selling, general and
  administrative expenses......    34,889     19,675      22,074     29,355     17,343
                                 --------   --------    --------   --------   --------
 Operating income..............    79,996     45,348      65,571     68,396     62,207
 Interest expense..............    28,709     25,787      24,968     31,690     32,057
 Interest and other income.....     1,505      6,212       6,545      1,239      2,308
                                 --------   --------    --------   --------   --------
 Income before income taxes,
  extraordinary losses on
  early retirement of debt
  and cumulative effect of
  change in accounting
  principle....................    52,792     25,773      47,148     37,945     32,458
 Income taxes..................    21,939     10,313      19,108     14,482     12,365
                                 --------   --------    --------   --------   --------
 Income before extraordinary
  losses on early retirement
  of debt and cumulative effect
  of change in accounting
  principle....................  $ 30,853   $ 15,460    $ 28,040   $ 23,463   $ 20,093
                                 ========   ========    ========   ========   ========
Other Operating Data:
 Net tons shipped..............     1,468      1,222       1,397      1,329      1,412
 Percent custom products.......      56.9%      59.4%       57.9%      67.6%      62.4%
 Average selling price per net
  ton shipped..................  $    483   $    516    $    473   $    503   $    471
 Average cost per net ton
  shipped......................       391        446         394        412        397
 Average gross margin per
  net ton shipped..............        92         71          79         91         74
 Average operating income per
  net ton shipped..............        54         37          47         51         44

Balance Sheet Data:
 Cash, cash equivalents and
  short-term investments.......    71,426    106,548     139,541     18,989     62,195
 Working capital (excluding
  cash, cash equivalents and
  short-term investments)......    69,193     61,881      42,093     66,913     45,645
 Property, plant and equipment,
  net..........................   196,212    189,733     205,121    224,620    217,624
 Total assets..................   481,596    519,159     567,453    470,751    460,286
 Total debt (including current
  portion).....................   216,108    213,854     211,506    302,937    301,618
 Shareholder's equity (deficit)    43,877     59,495      79,880    (90,866)   (84,873)

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

  (4)  Fiscal 1997 statement of income reflects $8.6 million of compensation expenses related to the debt refinancing and equity redemption transactions effected in
       November 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, references to a year are to the Company's fiscal year ended October 31.

Throughout 1998, the United States has experienced an increase in imports of steel products. In the third calendar quarter of 1998, steel imports reached record levels and reflected an increase of 56% over the comparable period of 1997. On September 30, 1998, several domestic producers filed unfair trade cases against Japan, Russia and Brazil seeking anti-dumping duties on hot rolled steel imports. On November 13, 1998, the International Trade Commission (ITC) made a preliminary ruling that hot rolled steel imports from Japan, Russia and Brazil have caused injury to the domestic steel industry. On November 23, 1998, the Commerce Department made an affirmative finding of critical circumstances with respect to imports of hot rolled steel from Russia and Japan, which, if subsequently upheld by the ITC, will require that duties imposed on imports of hot rolled steel from these countries be retroactive 90 days from the ITC's final rulings, or about mid-November 1998.

This unprecedented surge in imports has created a supply imbalance in the domestic steel market and has resulted in significantly lower order intake rates, production levels, shipping volumes and selling prices for domestic producers, including WCI. The effects of these circumstances are reflected, in part, in WCI's operating results for its fourth fiscal quarter of 1998, including lower shipping volume and transaction prices discussed more fully below. As of October 31, 1998, the Company has experienced a significant decline in order backlog, is experiencing erosion in transaction prices for its forward order book and has, therefore, reduced its production levels throughout its operations. Management has taken steps to reduce the costs of the Company's operations and has continued to maintain low levels of steel inventory in concert with its forward order book. However, these steps will not fully mitigate the effects of the current circumstances. Accordingly, management expects that production levels and shipping volume will be significantly lower during the first fiscal quarter of 1999 and perhaps subsequent quarters if the present supply imbalance does not improve. Moreover, management anticipates that sales prices will be lower throughout 1999 compared to 1998. As a result of these conditions, management expects that the Company will incur a net loss in its first fiscal quarter of 1999. Management believes that it has sufficient liquidity to support its operations for the foreseeable future.

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

Net sales in 1998 were $665.7 million on 1,412,490 tons shipped, representing a 0.4% decrease in net sales and a 6.3% increase in tons shipped compared to 1997. Shipping volume increased in 1998 due to the shipment of 77,244 tons of lower value added semi-finished steel compared with 22,642 tons in 1997. Shipments during the fourth quarter of 1998 were 308,284 tons compared to 341,020 tons in the comparable period in 1997. Shipments during the fourth quarter of 1998 were adversely affected by the recent surge in the amount of flat roll steel exported to the United States, as addressed above. Excluding semi-finished steel, net sales per ton shipped decreased 4.7% to $483 in 1998 compared to $507 for 1997, primarily as a result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steel accounted for 66.0% of shipments in 1998 compared to 68.8% in 1997.

Gross margin (sales less cost of goods sold) was $104.8 million in 1998 compared to $120.9 million in 1997. The decrease in gross margin is primarily attributable to the lower selling prices discussed above offset somewhat by lower production costs, a LIFO inventory benefit and lower variable compensation expense in 1998.

Operating income was $62.2 million, $44 per ton, for 1998 compared to $68.4 million, $51 per ton for 1997. The operating results for 1997 include $8.6 million of compensation charges related to the debt refinancing and equity redemption transactions effected in November 1997. Excluding the charges incurred as a result of these transactions, operating income was $77.0 million during 1997 or $58 per ton shipped. The decrease in operating income in 1998 reflects the lower gross margin discussed above and higher depreciation charges as a result of the hot strip mill upgrade substantially completed in late 1997, offset by a decrease in selling, general and administrative expenses in 1998 as a result of lower variable compensation and legal expenses.

As a result of the items discussed above, income before extraordinary items was $20.1 million in 1998 compared to $23.5 million in 1997. During 1997 the Company recognized an extraordinary loss of $19.6 million, net of income taxes, on the early retirement of $206.1 million principal amount of Senior Notes. As a result, the Company had net income of $3.9 million for 1997.

Fiscal 1997 Compared to Fiscal 1996

Net sales in 1997 were $668.5 million on 1,328,931 tons shipped, representing a 1.2% increase in net sales and a 4.9% decrease in tons shipped compared to 1996. The upgrade of the hot strip mill, substantially completed during 1997, required several equipment outages and resulted in lower shipping volume during the second and third quarters of 1997. Net sales per ton shipped increased 6.3% to $503 compared to $473 for 1996. This increase is primarily the result of changes in product mix with shipments of custom carbon, alloy and electrical steels accounting for 67.6% in 1997 and 57.9% in 1996 and, to a lesser extent, increases in product selling prices. The Company's custom product mix in 1996 was adversely effected by a 54 day labor contract dispute and resulting work stoppage which was concluded on October 24, 1995. In addition, shipments during 1997 and 1996 included 22,642 tons and 45,904 tons, respectively, of lower value added semi-finished steel.

Gross margin (net sales less cost of goods sold) was $120.9 million in 1997 compared to $110.2 million in 1996. The increase in gross margin reflects the increase in selling prices and improvement in product mix offset somewhat by higher LIFO inventory charges and lower shipping volume in 1997.

Operating income was $68.4 million, $51 per ton shipped, for 1997 compared to $65.6 million, $47 per ton shipped, for 1996. The operating results for 1997 reflect the increase in gross margin discussed above offset by $8.6 million of compensation charges related to the debt refinancing and equity redemption transactions effected in November 1997. Excluding the charges incurred as a result of these transactions, operating income was $77.0 million during 1997 or $58 per ton shipped.

Interest expense increased to $31.7 million in 1997 compared to $25.0 million in 1996 as a result of the issuance of $300 million 10% Senior Secured Notes (Senior Secured Notes) and the retirement of $206.1 million principal` amount of 10.5% Senior Notes (Senior Notes) on November 27, 1996. Interest income decreased to $1.1 million in 1997 compared to $6.2 million in 1996 as a result of lower cash, cash equivalent and short-term investments in 1997 due to the debt refinancing and equity redemption transactions.

As a result of the items discussed above, income before the extraordinary loss was $23.5 million in 1997 compared to $28.0 million in 1996. During 1997, the Company recognized an extraordinary loss of $19.6 million, net of income taxes, on the early retirement of $206.1 million principal amount of Senior Notes. As a result, the Company had net income of $3.9 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company's primary sources of liquidity as of October 31, 1998 consisted of cash and cash equivalents of $62.2 million and available borrowing under its $100 million revolving credit agreement (Revolver).

The Revolver has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of October 31, 1998, WCI had no borrowings outstanding under the Revolver, with a borrowing limit of $88.9 million based on eligible inventories and receivables, net of $6.6 million in outstanding letters of credit.

  Cash from Operations

Cash provided by operating activities was $74.1 million for 1998 compared to $39.6 million and $78.0 million for 1997 and 1996, respectively. The increase in operating cash flow in 1998 compared to 1997 resulted primarily from working capital changes including a reduction in steel inventory of $23.9 million.

As of October 31, 1998, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $51.3 million for 1999 and $2.6 million thereafter.

  Capital Expenditures

Capital expenditures were $15.6 million, $39.9 million and $35.4 million during 1998, 1997 and 1996, respectively. Subject to market and business conditions, capital expenditures are expected to range between $20 million and $30 million in 1999. The higher level of capital investment in 1997 and 1996 reflects expenditures on an upgrade of the Company's hot strip mill and the installation of a new hydrogen anneal facility. Management has funded the Company's capital expenditures in 1998, 1997 and 1996 through cash balances and cash provided by operating activities. At October 31, 1998, the Company had commitments for capital expenditures of approximately $2.1 million.

  Debt Transactions

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

  Dividends

During 1998, the Company paid dividends of $14.1 million and expects that further dividends will be declared and paid up to the amount permitted under the Senior Secured Notes indenture. As of October 31, 1998, $0.2 million was available for dividends under the Senior Secured Notes indenture.

  Postretirement Benefit Plans

The Company provides postretirement health care and life insurance benefits to substantially all employees who retire from the Company upon meeting certain age and length of service eligibility requirements. Under terms of the Company's labor contract, the Company is required to pay current claims and to contribute $.50 per hour worked by certain hourly employees, or a minimum of $1.5 million annually to a trust established to fund future benefits. Claims paid by the Company totaled $3.1 million, $2.4 million and $1.7 million during 1998, 1997 and 1996, respectively.

The Company has a defined benefit pension plan which covers substantially all bargained for employees. The Company contributed $3.1 million to the plan during 1998 and made minimal contributions to the plan during 1997. The Company intends to contribute approximately $1.6 million per quarter to the plan during 1999 and 2000 which is expected to satisfy the minimum funding requirements of ERISA for those periods.

Environmental Matters

WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring. Capital expenditures for environmental control and monitoring were $0.5 million, $0.8 million and $0.3 million in 1998, 1997 and 1996, respectively. Future environmental capital expenditures may be dependent in part upon the





PAGE>   21

outcome of certain pending environmental matters. Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $9.6 million, $10.8 million and $9.6 million for 1998, 1997 and 1996, respectively. Operating costs for fiscal 1999 for control and monitoring equipment are not expected to increase significantly from the prior periods.

Environmental laws and regulations have changed rapidly in recent years, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's consolidated financial position and future results of operations. During 1998, the EPA adopted new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation scheduled for 2004. Like much of the steel, utilities and other industries, WCI's current operations are not expected to comply with these standards if implemented as currently adopted. WCI cannot currently assess the impact of these standards on its results of operations or financial condition. In addition, the EPA has asserted certain alleged environmental violations against the Company which are described in Note 12 to the Consolidated Financial Statements.

Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the year 2000. Over the past several years, the Company has been assessing and modifying its business systems to be year 2000 ready and has completed in excess of 95% of the required program changes and has completed, or has nearly completed, the replacement/upgrading of purchased systems. The Company is testing each individual application for year 2000 readiness and has completed testing of approximately 50% of the applications and, after completing additional remediation on approximately 5% of the programs tested, has found them to be year 2000 ready. The Company is developing a comprehensive enterprise-wide testing plan for its business systems. The initial test is scheduled for April 1999 and further remediation may be required after this test. The Company has a second enterprise-wide test scheduled for July 1999, if necessary. The Company has completed an inventory of its process control environment including automation, instrumentation and components with embedded chips. An assessment has been completed on approximately 90% of the inventory, with approximately 87% of the assessed inventory being year 2000 ready. The Company expects to complete the assessment, remediation and testing of the process control systems and components by May 1999. The Company is planning an enterprise-wide test for process control in mid-1999. The Company does not expect year 2000 issues related to its business systems or process control environment to cause any significant disruption to operations. Based on information available at this time, the Company estimates that the incremental costs associated with achieving year 2000 readiness will be approximately $2 million in 1999 and are expected to be incurred primarily in the first two quarters of the year.

In conjunction with its efforts to achieve year 2000 readiness, the Company is also monitoring the status of the year 2000 readiness programs at its significant suppliers and business partners through questionnaires which were sent to each such entity. The Company has received responses from approximately 75% of these entities. The Company is evaluating these responses and intends to follow-up with each entity during 1999 to monitor the status of its year 2000 readiness efforts. The Company will use information learned from this process in developing its contingency plans to mitigate the effect of suppliers that will not be year 2000 ready on a timely basis.

While the Company is developing contingency plans for the sourcing and transportation of raw material components critical to its operations, the Company is presently dependent on a single source for certain of its energy, raw materials and transportation needs. If certain vendors are unable to supply the energy, raw materials or transportation services on a timely basis in the year 2000, it could result in the Company being unable to operate or require the Company to operate at a reduced level. In addition, the lack of accurate and timely year 2000 information from suppliers of automation and process control systems and components or suppliers' inability to provide year 2000 ready replacement components could result in the Company being unable to operate, or require the Company to operate at a reduced level, in the year 2000.

Labor Matters

At October 31, 1998, the Company had 1,633 hourly employees, most of which are represented by the USWA, with which the Company has a four-year collective bargaining agreement that expires September 1, 1999. While the Company does not expect any disruption to its operations as a result of the expiration of the current agreement, the Company has experienced such disruptions in the past and no assurance can be given that there will not be a disruption to operations at the expiration of this agreement. The Company is unable to estimate the effect on its results of operations that a new labor agreement may have.

Accounting Standards

In March 1998, the American Institute of Certified Public Accounts issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. The Company will adopt SOP 98-1 effective November 1, 1999. The incremental impact on results of operations of adoption of SOP 98-1 has not been determined, although it is likely that it will be initially favorable since certain qualifying costs will be capitalized and amortized over future periods.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This new standard requires recognition of all derivatives as either assets or liabilities at fair value. The Company does not believe adoption of the standard will have a material effect on either financial position or results of operations. The Company plans to adopt the standard effective November 1, 1999, as required.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer; availability of qualified personnel; effects of future collective bargaining agreements; major equipment failures; unanticipated problems encountered in the year 2000 readiness program; and availability of replacement equipment to achieve year 2000 readiness. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       WCI STEEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 ( Dollars in thousands, except per share amount )
                                                           October 31,
                                                    ------------------------
                                                       1998          1997
                                                    ---------      ---------
ASSETS
Current assets
  Cash and cash equivalents.........................$  62,195      $  18,989
  Accounts receivable, less allowances for doubtful
    accounts of $904 and $1,627, respectively.......   48,724         65,202
  Inventories.......................................   87,140        106,293
  Recoverable income taxes..........................        -          4,273
  Deferred income taxes.............................    8,610          8,188
  Prepaid expenses..................................    1,144          1,640
                                                    ---------      ---------
       Total current assets.........................  207,813        204,585
Property, plant and equipment, net..................  217,624        224,620
Other assets, net...................................   34,849         41,546
                                                    ---------      ---------
            Total assets............................$ 460,286      $ 470,751
                                                    =========      =========
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt.................$     116      $   1,319
  Accounts payable..................................   46,620         64,123
  Accrued liabilities...............................   50,907         51,504
  Income taxes......................................    2,330          1,737
                                                    ---------      ---------
       Total current liabilities....................   99,973        118,683

Long-term debt, excluding current portion...........  301,502        301,618
Deferred income taxes...............................   13,368          7,497
Postretirement health care benefits.................   92,738         85,755
Pension benefits....................................   23,524         31,489
Other liabilities...................................   14,054         16,575
                                                    ---------      ---------
            Total liabilities.......................  545,159        561,617
                                                    ---------      ---------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -              -
  Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 100 shares
    issued and outstanding..........................        -              -
  Accumulated deficit...............................  (84,873)       (90,866)
                                                    ---------      ---------
            Total shareholder's equity (deficit)....  (84,873)       (90,866)
Commitments and contingencies.......................        -              -
            Total liabilities and                   ---------      ---------
            shareholder's equity (deficit)..........$ 460,286      $ 470,751
                                                    =========      =========

See accompanying notes to consolidated financial statements.

                              WCI STEEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                  (Dollars in thousands)
                                                       Years ended October 31,
                                                  -------------------------------
                                                     1998       1997       1996
                                                  ---------  ---------  ---------
  Net sales.......................................$ 665,741  $ 668,470  $ 660,801
  Operating costs and expenses
   Cost of products sold..........................  560,951    547,545    550,609
   Depreciation and amortization..................   25,240     23,174     22,547
   Selling, general and administrative expenses...   17,343     29,355     22,074
                                                  ---------  ---------  ---------
                                                    603,534    600,074    595,230
                                                  ---------  ---------  ---------
     Operating income.............................   62,207     68,396     65,571
                                                  ---------  ---------  ---------
  Other income (expense)
   Interest expense...............................  (32,057)   (31,690)   (24,968)
   Interest and other income, net.................    2,308      1,239      6,545
                                                  ---------  ---------  ---------
                                                    (29,749)   (30,451)   (18,423)
                                                  ---------  ---------  ---------
     Income before income taxes and
       extraordinary loss.........................   32,458     37,945     47,148
  Income tax expense..............................   12,365     14,482     19,108
                                                  ---------  ---------  ---------
     Income before extraordinary loss.............   20,093     23,463     28,040
  Extraordinary loss on early retirement of
    debt, net of income taxes.....................        -     19,606          -
                                                  ---------  ---------  ---------
     Net income...................................$  20,093  $   3,857  $  28,040
                                                  =========  =========  =========









See accompanying notes to consolidated financial statements.

                               WCI STEEL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                                    (Dollars in thousands)

                                          Years ended October 31, 1998, 1997 and 1996
                                  ---------------------------------------------------------
                                                                                    Total
                                                                                    Share-
                                                    Additional Retained            holder's
                                  Preferred  Common  Paid-In   Earnings  Treasury  Equity
                                    Stock     Stock  Capital  (Deficit)   Stock    (Deficit)
                                  --------  -------- --------  --------  --------  --------

Balance at October 31, 1995.......       -  $    366  $   458  $ 58,671  $      -  $ 59,495
Net income........................       -         -        -    28,040         -    28,040
Dividends paid on Common Stock....       -         -        -    (6,567)        -    (6,567)
Treasury stock purchases..........       -         -        -         -    (1,200)   (1,200)
Other.............................       -         -      112         -         -       112
                                  --------  --------  -------  --------  --------  --------
Balance at October 31, 1996.......       -  $    366  $   570  $ 80,144  $ (1,200) $ 79,880
Net income........................       -         -        -     3,857         -     3,857
Dividends paid on Common Stock....       -         -        -  (118,000)        -  (118,000)
Repurchase of Common Stock........       -      (366)    (901)  (56,867)    1,200   (56,934)
Other.............................       -         -      331         -         -       331
                                  --------  --------  -------  --------  --------  --------
Balance at October 31, 1997.......       -         -        -  $(90,866)        -  $(90,866)
Net income........................       -         -        -    20,093         -    20,093
Dividends paid on Common Stock....       -         -        -   (14,100)        -   (14,100)
                                  --------  --------  -------  --------  --------  --------
Balance at October 31, 1998.......       -         -        -  $(84,873)        -  $(84,873)
                                  ========  ========  =======  ========  ========  ========

See accompanying notes to consolidated financial statements.

                            WCI STEEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)

                                                   Years ended October 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................$  20,093  $   3,857  $  28,040
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization................   22,309     20,243     19,617
  Amortization of deferred maintenance costs...    2,931      2,931      2,930
  Amortization of financing costs..............    1,321      1,435      2,180
  Postretirement health care benefits..........    6,983      3,960      5,508
  Pension benefits.............................    1,583      5,101      6,507
  Provision for losses on accounts receivable..     (475)        64       (646)
  Deferred income taxes........................    5,449      5,581     (5,537)
  Extraordinary loss...........................        -     32,786          -
  Other........................................      142        356         (6)
  Cash provided (used) by changes in certain
   assets and liabilities
    Accounts receivable........................   16,953        603    (31,607)
    Inventories................................   19,153     (9,618)     4,414
    Prepaid expenses and other assets..........   (3,069)      (389)      (132)
    Accounts payable...........................  (17,503)   (15,015)    31,398
    Accrued liabilities........................   (4,135)     9,707      1,113
    Income taxes payable and recoverable, net..    4,866    (12,585)    14,398
    Other liabilities..........................   (2,521)    (9,437)      (182)
                                               ---------  ---------  ---------
Net cash provided by operating activities......   74,080     39,580     77,995
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment...  (15,565)   (39,902)   (35,384)
  Gross proceeds from the sale of assets.......      110        135        497
  Short-term investments, net..................        -     49,146    (36,864)
                                               ---------  ---------  ---------
Net cash (used) provided by investing
  activities...................................  (15,455)     9,379    (71,751)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of Senior Secured
    Notes......................................        -    290,103          -
  Repurchase of Senior Notes...................        -   (233,085)         -
  Repurchase of Common Stock...................        -    (56,934)         -
  Dividends paid...............................  (14,100)  (118,000)    (6,567)
  Principal payments on other long-term debt...   (1,319)    (2,449)    (2,348)
  Purchases of treasury stock..................        -          -     (1,200)
                                               ---------  ---------  ---------
Net cash used by financing activities..........  (15,419)  (120,365)   (10,115)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
  equivalents..................................   43,206    (71,406)    (3,871)
Cash and cash equivalents at beginning
  of year......................................   18,989     90,395     94,266
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year.......$  62,195  $  18,989  $  90,395
                                               =========  =========  =========








  Supplemental disclosure of cash flow
   information
      Cash paid for interest...................$  30,763  $  21,412  $  22,888
      Cash paid for income taxes ..............    2,050      8,306     10,247

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
-----------------------------------------------------------------------------
    WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco).

    (a)  Nature of Operations

    The Company is a niche oriented integrated producer of value-added, custom steel products. The Company produces a wide range of custom flat rolled products at its primary facility in Warren, Ohio, including high carbon, alloy, high strength, silicon electrical and galvanized steel. In addition, the Company produces commodity grade low carbon flat rolled steel. The Company's primary customers are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and to a lesser extent, automobile and automotive parts manufacturers located principally in the United States.

    During 1998, 1997 and 1996, no single customer accounted for 10% or more of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI's shipments are to customers within 200 miles of its primary facility.

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

    (d)  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

    (e)  Property, Plant and Equipment

    Property, plant and equipment is recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment
    4 to 25 years with a weighted average of 17 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

    (f)  Other Assets

    Deferred financing costs, included in other assets, are amortized using the effective yield method over the term of the related financing and deferred blast furnace maintenance costs, also included in other assets, are amortized using the straight-line method over a six-year period.

    (g)  Income Taxes

    The Company is included in the consolidated income tax return of Renco. Under the terms of a tax sharing agreement, income taxes are allocated to the Company on a separate return basis, except that transactions for the purchase of goods and services between the Company, its subsidiaries, Renco and Renco's other subsidiaries are accounted for on a cash basis rather than an accrual basis and the Company does not receive the benefit of net operating tax loss carryforwards, unless such tax losses were generated by the net tax timing differences between financial reporting and tax return treatment in calculating the allocation of income taxes.

    (h)  Environmental Compliance Costs

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

    (i)  Use of Estimates in Preparation of Consolidated Financial Statements

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

    (j)  Reclassifications

    Certain items in the consolidated financial statements for 1997 and 1996 have been reclassified to conform to the 1998 presentation.

(2)  Inventories
-----------------------------------------------------------------------------
    Inventories consist of the following:
                                                October 31,
                                            1998           1997
                                         ------------------------
                                          (Dollars in thousands)
    Raw materials........................ $  36,259     $  33,725
    Finished and semi-finished product...    58,332        82,216
    Supplies.............................        86           561
                                          ---------     ---------
                                             94,677       116,502
    Less LIFO reserve....................     7,537        10,209
                                          ---------     ---------
                                          $  87,140     $ 106,293
                                          =========     =========

(3) Property, Plant and Equipment
-----------------------------------------------------------------------------
    Property, plant and equipment is comprised of the following:

                                                  October 31,
                                             1998          1997
                                          -----------------------
                                           (Dollars in thousands)
    Land and improvements................ $     435     $     463
    Buildings............................    27,445        27,433
    Machinery and equipment..............   327,353       313,628
    Construction in progress.............     3,821         6,265
                                          ---------     ---------
                                            359,054       347,789
    Less accumulated depreciation........   141,430       123,169
                                          ---------     ---------
                                          $ 217,624     $ 224,620
                                          =========     =========
(4)  Long-Term Debt
-----------------------------------------------------------------------------
     Long-term debt consists of the following:
                                                 October 31,
                                             1998         1997
                                          -----------------------
                                           (Dollars in thousands)
    Senior Secured Notes with interest
      at 10% payable semi-annually,
      due 2004........................... $ 300,000     $ 300,000
    Revolving Credit Facility(Revolver)
      with interest at prime plus 0.5%
      (8.50% at October 31, 1998)
      payable monthly....................         -             -
    Other................................     1,618         2,937
                                          ---------     ---------
                                            301,618       302,937
    Less current portion of long-term
      debt...............................       116         1,319
                                          ---------     ---------
                                          $ 301,502     $ 301,618
                                          =========     =========

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

    The Company has a $100,000,000 Revolver secured by and subject to eligible inventories and receivables as defined, reduced by any outstanding letters of credit. The Revolver is subject to an annual commitment fee of .5% of the unused balance up to $75,000,000 payable monthly. There were no borrowings outstanding under the Revolver as of or during the year ended October 31, 1998. The Revolver, which expires December 29, 1999, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had a borrowing limit of $88,945,000 based on eligible inventory and receivables net of $6,586,000 in letters of credit outstanding at October 31, 1998. The Revolver is subject to a penalty of $500,000 if terminated, without being refinanced with the same lender, prior to December 29, 1998 and $250,000 thereafter if terminated before expiration.

    On November 27, 1996, the Company completed the sale of the Senior Secured Notes. The proceeds from the Senior Secured Notes, with existing cash balances of the Company, were used to complete an equity tender offer in which substantially all the common stock of the Company not held by Renco, its then parent corporation, was acquired, complete a tender offer in which the Company acquired $206.1 million principal amount of the then outstanding Senior Notes at a premium, pay a $108 million dividend to Renco, make contractual compensation payments to certain executives of the Company and pay related transaction costs.

    The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements $243,000 was available for dividends and other transactions with affiliates at October 31, 1998.

    Aggregate principal payments on long-term debt for the five years subsequent to October 31, 1998 are as follows: $116,000 in 1999, $122,000 in 2000, $128,000 in 2001, $415,000 in 2002, and $838,000
    in 2003.

    As of October 31, 1998, the fair value of the Senior Secured Notes was $282,000,000 based on the quoted market price.


(5)   Accrued Liabilities
-----------------------------------------------------------------------------

    Accrued liabilities included employment related costs of $28,941,000 and $28,442,000 and interest of $12,528,000 and $12,555,000 at October
    31, 1998 and 1997, respectively.

(6)   Employee Compensation Plans
-----------------------------------------------------------------------------

    The Company has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on the Company's income as defined under each plan. Total expense under the plans was $11,761,000, $24,588,000 and $14,000,000, for the years ended October 31, 1998, 1997 and 1996, respectively. Certain amounts under these plans represent deferred compensation.

(7)   Pension Plans
-----------------------------------------------------------------------------

    The Company has defined contribution retirement plans under which it expensed approximately $5,684,000, $5,929,000 and $5,376,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

    The Company also has a defined benefit pension plan for substantially all hourly employees. The following table sets forth the actuarial present value of benefit obligations and funded status of the Company's defined benefit pension plan:
                                                            October 31,
                                                        1998          1997
                                                      ----------------------
                                                       (Dollars in thousands)

        Projected benefit obligation................. $ 47,839      $ 49,077
        Plan assets at fair value....................   19,015        15,930
                                                      --------      --------
        Projected benefit obligation in excess
          of plan assets.............................   28,824        33,147
        Unrecognized net gain from past experience
          different from that assumed and effects
          of changes in assumptions..................   15,846        13,697
        Unrecognized prior service cost..............  (31,480)      (35,237)
        Additional minimum liability.................   14,972        20,982
                                                      --------      --------
        Accrued pension cost.........................   28,162        32,589
        Less pension liability due within one year...    4,638         1,100
                                                      --------      --------
        Long-term pension liability.................. $ 23,524      $ 31,489
                                                      ========      ========

    An assumed discount rate of 7.0% and 7.25% in 1998 and 1997, respectively, and an expected return on plan assets of 8.5% were used for purposes of valuing the benefits under the defined benefit pension plan.

    The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:


                                                        1998          1997
                                                      ---------    ---------
                                                      (Dollars in thousands)
        Projected benefit obligation at
          beginning of year.......................... $  49,077    $  48,498
        Service cost.................................      (430)        (332)
        Interest cost................................     3.237        3,404
        Actuarial gains..............................    (2,578)      (1,274)
        Benefits paid................................    (1,467)      (1,219)
                                                      ---------    ---------

        Projected benefit obligation at end of year.. $  47,839    $  49,077
                                                      =========    =========




    The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:


                                                        1998          1997
                                                      ---------   ----------
                                                      (Dollars in thousands)
        Plan assets at beginning of year............. $  15,930    $  13,936
        Actual return on assets......................     1,452        3,188
        Employer contributions.......................     3,100           25
        Benefits paid................................    (1,467)      (1,219)
                                                      ---------    ---------
        Plan assets at end of year..................  $  19,015    $  15,930
                                                      =========    =========


    The following table sets forth the components of pension expense:

                                                  Years Ended October 31,
                                             1998        1997         1996
                                          ----------------------------------
                                                (Dollars in thousands)

        Service cost..................... $    (430)  $    (332)   $    (213)
        Interest cost....................     3,237       3,404        3,477
        Expected return on plan assets...      (963)       (932)        (534)
        Amortization of unrecognized:
            Prior service cost...........     3,757       3,756        3,831
            Actuarial gain and losses, net     (918)       (770)          (4)
                                          ---------   ---------    ---------
                                          $   4,683   $   5,126    $   6,557
                                          =========   =========    =========

(8)   Postretirement Health Care Benefits
-----------------------------------------------------------------------------
    The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company's postretirement health care and life insurance plans:

                                                      Years Ended October 31,
                                                        1998          1997
                                                     -----------------------
                                                      (Dollars in thousands)

        APBO........................................ $ 130,821     $ 108,998
        Plan assets at fair value...................    12,953         8,485
                                                     ---------     ---------
        APBO in excess of plan assets...............   117,868       100,513
        Unrecognized prior service cost resulting
          from plan amendments......................    (5,459)       (6,859)
        Unrecognized net loss from past experience
          different from that assumed and from
          changes in assumptions....................   (19,671)       (7,899)
                                                     ---------     ---------
        Accrued postretirement benefit cost......... $  92,738     $  85,755
                                                     =========     =========



    The APBO was determined using a discount rate of 7.0% and 7.25% in 1998 and 1997, respectively, an expected return on plan assets of 8.5%, and an assumed health care cost trend rate of 7% in 1999, gradually declining to 5% after 2003. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 1998 would increase by $21,937,000 along with an increase in the 1998 service and interest cost components of $2,126,000. Assuming a 1% decrease in the health care cost trend rates the APBO at October 31, 1998 would decrease by $17,492,000 along with a decrease in the 1998 service and interest cost components of $1,691,000. The following table sets forth a reconciliation of the beginning and end of year APBO:

                                                        1998          1997
                                                     ---------     ---------
                                                      (Dollars in thousands)

        APBO at beginning of year................... $ 108,998     $  89,545
        Service cost................................     3,068         2,232
        Interest cost...............................     8,441         7,260
        Amendments..................................         -         3,902
        Actuarial gains and losses, net.............    13,369         8,442
        Benefits paid...............................    (3,055)       (2,383)
                                                     ---------     ---------
        APBO at end of year......................... $ 130,821     $ 108,998
                                                     =========     =========

    The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:
                                                        1998          1997
                                                      --------     --------
                                                      (Dollars in thousands)

        Plan assets at beginning of year............  $  8,485     $  3,332
        Actual return on assets.....................     1,912        1,254
        Employer contributions......................     2,556        3,899
                                                      --------     --------
        Plan assets at end of year..................  $ 12,953     $  8,485
                                                      ========     ========

    Net periodic postretirement benefit costs included the following components:
                                                 Years Ended October 31,
                                              1998        1997        1996
                                           --------------------------------
                                                 (Dollars in thousands)

        Service cost..................... $  3,068    $  2,232     $  2,272
         Interest cost...................    6,441       7,260        6,541
        Expected return on plan assets...     (804)       (333)           -
        Amortization of unrecognized:
          Prior service cost.............    1,400       1,400        1,582
          Actuarial (gain) loss..........      489        (317)         (72)
                                          --------    --------     --------
        Net periodic postretirement
          benefit cost................... $ 12,594    $ 10,242     $ 10,323
                                          ========    ========     ========

    The Company is required to contribute a minimum of $.50 per hour worked by certain hourly employees to a Voluntary Employee Beneficiaries Association Trust (VEBA Trust) established to fund future postretirement health care and life insurance benefits. In accordance with the Company's labor contract, the Company will continue to pay current claims as incurred until the trust assets exceed 50% of the APBO for the hourly employees who are beneficiaries of the trust.

(9)  Income Taxes
-----------------------------------------------------------------------------
    The provision for income tax expense (benefit) is comprised of the following:
                                                 Years Ended October 31,
                                              1998       1997        1996
                                           --------------------------------
                                                 (Dollars in thousands)
        Federal income taxes
          Current........................ $  6,317    $  8,301     $ 18,861
          Deferred.......................    5,009       4,461       (3,714)
        State income taxes
          Current........................      599         600        5,784
          Deferred.......................      440       1,120       (1,823)
                                          --------    --------     --------
        Provision for
          income taxes................... $ 12,365    $ 14,482     $ 19,108
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


    A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate to income before income taxes and extraordinary loss follows:

                                                 Years Ended October 31,
                                              1998       1997        1996
                                           ---------------------------------
                                                (Dollars in thousands)
        Income taxes at federal
            statutory rate...............  $ 11,360    $ 13,282     $ 16,502
        State income taxes, net of
           federal income tax benefit....       675       1,118        2,574
        Other............................       330          82           32
                                           --------    --------     --------
                                           $ 12,365    $ 14,482     $ 19,108
                                           ========    ========     ========


    Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. Total deferred tax assets amounted to approximately $50,461,000 and $51,492,000 as of October 31, 1998 and 1997; the most significant items comprising the deferred tax assets were postretirement benefits of $31,141,000 and $30,084,000, respectively, and compensation accruals of $5,965,000 and $7,137,000, respectively. Total deferred tax liabilities amounted to approximately $55,219,000 and $50,801,000 as of October 31, 1998 and 1997,
    respectively, consisting primarily of deferred taxes on inventory of $3,065,000 and $3,526,000, respectively, and fixed assets of $52,037,000 and $46,810,000, respectively. The Company had no valuation allowance for realization of deferred tax assets as of October 31, 1998 or 1997.

(10)  Leases
-----------------------------------------------------------------------------
    The Company leases a portion of its operating and data processing equipment. Minimum future lease payments under noncancellable operating leases are $1,797,000, $1,460,000, $1,009,000, $537,000, $231,000 and
    $331,000 for the years ending October 31, 1999, 2000, 2001, 2002, 2003 and thereafter, respectively. Rent expense for noncancellable operating leases amounted to approximately $1,811,000, $1,386,000 and $1,094,000, for the years ended October 31, 1998, 1997 and 1996, respectively.

(11)  Related Party Transactions
-----------------------------------------------------------------------------
    The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2001. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 1998, 1997 and 1996.

    To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability, workers' compensation (other than Ohio for which the Company is self insured) and casualty umbrella. In fiscal 1998, 1997 and 1996, the Company incurred costs of approximately $1.8 million, $1.7 million and $2.0 million, respectively, under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

    Renco Steel is a holding company formed by Renco in January 1998 which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Renco Steel intends to meet its debt service obligations from its cash balances and earnings thereon and through distributions from the Company, including payments pursuant to a tax sharing agreement and dividends as permitted under the Company's outstanding indebtedness as described in Note 4.

(12)  Commitments and Contingencies
-----------------------------------------------------------------------------
    At October 31, 1998, the Company had commitments to purchase data processing services of approximately $19,552,000 in the aggregate over the remaining 3.5 years of its management information systems agreement and purchased services of approximately $5,458,000, $5,463,000 and $5,322,000 in 1998, 1997 and 1996, respectively, under the agreement.
    At October 31, 1998, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gases of approximately $51,258,000 in 1999 and $2,591,000 thereafter. In addition, at October 31, 1998 the Company had commitments for capital expenditures of approximately $2,065,000.

    In common with much of the steel industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades. The Company is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company has made and intends to continue to make the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to more stringent environmental laws and regulations in the future. During 1998 the Environmental Protection Agency (EPA) adopted new standards regulating particulate matter and ozone emissions. Data relating to these standards is to be collected and analyzed with implementation as early as 2004. Like much of the steel, utilities and other industries, the Company's current operations are not expected to comply with these standards if implemented as currently adopted. The Company cannot currently assess the impact of these standards on its results of operations or financial condition. Compliance with more stringent environmental laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

    The Company is defendant in three civil actions instituted by the Department of Justice, on behalf of the EPA, in the United States District Court for the Northern District of Ohio. The first action, instituted on June 29, 1995, under the Clean Water Act, alleges numerous violations of the Company's National Pollution Discharge Elimination System permit alleged to have occurred during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleges violations by the Company of the work practice, inspection and notice requirements for demolition and renovation of the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits applicable to the Company's facilities in Warren, Ohio. The third action, instituted on May 11, 1998, under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), alleges violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit issued pursuant to RCRA and OAC related to the Company's management of hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present the Company operated hazardous waste management units at the Warren facility without the proper permits pursuant to RCRA. Each action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997 in the case of the RCRA action) and also an injunction against continuing violations. The Company believes that imposition of the statutory maximum penalties for the alleged violations is unlikely based upon past judicial penalties imposed under the Acts and that it has defenses to liability. The Company has been attempting to negotiate consent decrees with the EPA to settle the Clean Water Act and Clean Air Act actions. A trial for the RCRA action has been scheduled for June 1999. If the Company is unable to reach a negotiated settlement of these actions, and if a substantial penalty similar to the statutory maximum penalty were imposed, it would have a material adverse effect on the operating results and financial condition of the Company.

    As a condition of a previous operating permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

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

   On April 5, 1996, an employee instituted an action for damages against WCI in the Court of Common Pleas, Trumbull County, Ohio, alleging that, under Ohio common law, her privacy rights were violated and that she had been subjected to sexual harassment. The case went to trial on August 24, 1998 and the judge directed a verdict in favor of the Company. The plaintiff has filed an appeal regarding the directed verdict.

   In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business. A liability has been established for an amount, which the Company believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of the Company in a particular quarterly or annual period; however, the Company believes that the effect of such matters will not have a material adverse effect on the Company's consolidated financial position.

(13)  Selected Quarterly Data (Unaudited)
-----------------------------------------------------------------------------
   The following is a summary of unaudited quarterly results for the years ended October 31, 1998 and 1997:

                                         Three Months Ended 1998
                             January 31    April 30    July 31    October 31
                         ----------------------------------------------------
                                         (Dollars in thousands)
   Net sales.............   $ 166,592   $ 177,860   $ 174,947   $ 146,342
   Gross margin..........      24,744      28,656      30,000      21,390
   Net income............       4,201       6,516       7,148       2,228

                                         Three Months Ended 1997
                             January 31    April 30    July 31    October 31
                         ----------------------------------------------------
                                         (Dollars in thousands)
   Net sales.............   $ 160,907   $ 172,634   $ 165,917   $ 169,012
   Gross margin..........      29,298      31,343      31,559      28,725
   Income before
     extraordinary loss..       1,713       7,777       8,150       5,823
   Net income (loss).....     (17,893)      7,777       8,150       5,823


   During the three months ended January 31, 1997, the Company recognized $8,577,000 of compensation expenses and an extraordinary loss, net of income taxes, of $19,606,000 related to the debt refinancing and equity redemption transactions effected in November 1997. During the three months ended October 31, 1997, the Company recorded a charge of $2,123,000 under the LIFO inventory valuation method.

                         INDEPENDENT AUDITORS' REPORT



To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly-owned subsidiary of Renco Steel Holdings, Inc.) as of October 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
-------------------------

KPMG Peat Marwick LLP

Cleveland, Ohio
December 3, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III


ITEM 10.  DIRECTORS AND OFFICERS

The following table sets forth certain information regarding the directors and executive officers of the Company:

Name                               Age    Position
Ira Leon Rennert..................  64    Chairman of the Board and Director
Edward R. Caine...................  60    President and Chief Executive
                                            Officer
David A. Howard...................  39    Vice President, Sales
Patrick T. Kenney.................  58    Vice President, Operations
Patrick G. Tatom..................  48    Vice President, Commercial
Bret W. Wise......................  38    Vice President, Finance and
                                            Chief Financial Officer


Ira Leon Rennert has been Chairman, Chief Executive Officer and principal shareholder of WCI's indirect parent company, Renco (including predecessors), since Renco's first acquisition in 1975, and Chairman of WCI since its formation in 1988. Renco holds controlling interests in a number of manufacturing and distribution concerns operating in businesses not competing with WCI, including Renco Metals, Inc., AM
General Corporation, The Doe Run Resources Corporation, Lodestar Holdings, Inc., and Renco Steel Holdings, Inc.,(WCI's parent company), for all of which he serves as a Director.


Edward R. Caine has been President and Chief Executive Officer since April 1, 1996. Mr. Caine was a Director of the Company from April 1, 1996 through December 16, 1996. Prior to joining WCI, Mr. Caine had 37 years of experience in the steel industry with U.S. Steel, most recently as General Manager of U.S. Steel's Fairfield, Alabama integrated steel operations from April 1991 to March 1996.


David A. Howard has served as Vice President, Sales since August 1, 1998. Mr. Howard, who has been with the company since its inception in 1988, has held various positions within the Company, including Marketing Manager, Regional Sales Manager and General Manager of Sales.


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

Since December 16, 1996, Mr. Rennert has been the sole Director of the
Company.

The sole director of the Company serves at the pleasure of the Company's sole shareholder, Renco Steel Holdings, Inc., for an unspecified term. The executive officers of the Company serve at the pleasure of the Company's sole director for an unspecified term.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 1998, 1997 and 1996:

                                       Summary Compensation Table
                                    Annual                  Long-term
                                Compensation (1)           Compensation
                               -----------------  ---------------------------
                      Fiscal                       Restricted       LTIP        All Other
Name and Position      Year   Salary    Bonus    Stock Awards(2)  Payouts(3) Compensation(4)
Ira Leon Rennert(5)... 1998      -         -            -               -       $1,200,000
 Chairman of the       1997      -         -            -               -        1,200,000
 Board                 1996      -         -            -               -        1,200,000

Edward R. Caine....... 1998  $259,133  $100,000         -          $  597,500   $   20,000
 President and Chief   1997   259,133   100,000         -           5,900,000       25,370
 Executive Officer     1996   159,616   360,394     $115,625          386,945       18,977
 (since April 1, 1996)

David A. Howard....... 1998  $ 99,168  $ 40,000         -          $   10,542   $    6,981
 Vice President,       1997    92,385    25,000         -               8,333        6,656
 Sales                 1996    85,972    25,000         -                -           4,850
 (Since August 1, 1998)

Patrick T. Kenney..... 1998  $132,567  $ 50,000         -          $  239,000   $   16,413
 Vice President,       1997   132,567    50,000         -           2,360,000       16,413
 Operations            1996   132,494    50,000     $ 32,375          543,533       14,563

Patrick G. Tatom...... 1998  $131,067  $ 50,000         -          $  239,000   $   12,501
 Vice President,       1997   131,067    50,000         -           2,360,000       12,501
 Commercial            1996   130,983    50,000     $ 32,375          404,248       10,782

Bret W. Wise.......... 1998  $142,860  $ 50,000         -          $  239,000   $   10,515
 Vice President,       1997   142,860    50,000         -           2,360,000       10,164
 Finance and Chief     1996   142,848    50,000     $ 46,250          310,748        8,275
 Financial Officer
----------------------

(1)     Value of perquisites and other personal benefits did not exceed the lesser of
        $50,000 or 10% of total salary and bonus per named executive officer.







(2)     The amounts shown as "Restricted Stock Awards" in the table for each named executive officer for fiscal 1996 represent the value of restricted stock grant awards made in
        June 1996 computed as the number of restricted shares granted multiplied by the closing market price for the Common Stock on the last full trading day before the restricted stock grant award.  The number of restricted shares granted to each of the named executive officers in June 1996 was 25,000 shares to Mr. Caine, 7,000 shares to each of Messrs. Kenney and Tatom and 10,000 shares to Mr. Wise.  The restriction on 25% of the shares originally granted to the named executive officers was scheduled to expire on July 1 of each of 1997, 1999, 2002 and 2004.  The Company waived the transfer restrictions applicable to the restricted shares to permit the holders of such shares to tender their shares in the equity redemption effected in
        November 1996. See Note 4 to the consolidated financial statements for a description of this transaction.

(3)     The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's Net Worth Appreciation
        Agreement which provides that the exceutive officers receive a fixed percentage of any dividend paid by the Company.  See "Net Worth Appreciation Agreements."

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

Net Worth Appreciation Agreements

The named executive officers (with the exception of Mr. Rennert) are each parties to Net Worth Appreciation Agreements with the Company, pursuant to which each earns as deferred compensation a fixed percentage, ranging from 1% to 5%, of cumulative net income, as defined, during the term of their employment as executive officers. Assuming all of the Company's named executive officers had retired at October 31, 1998 and their respective maximum percentage had vested, an aggregate of $3,855,014 would have been payable to such executive officers pursuant to the Net Worth Appreciation Agreements.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 11, 1998 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of the Company during the last fiscal year, and by all directors and executive officers of the Company as a group. Except as otherwise noted, and subject to certain terms and conditions in the Renco Steel indenture and the related pledge agreement, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                  Beneficial Ownership
                                                                as of December 11, 1998
                                                                -----------------------
                                                                  Shares of
Name of Beneficial Owners and Address of 5% Beneficial Owners    Common Stock   Percent
Renco Steel Holdings, Inc....................................        100         100.0%
 1040 Pine Avenue, S.E.
 Warren, OH 44483

The Renco Group, Inc.(1).....................................        100         100.0%
 30 Rockefeller Plaza, Suite 4225
 New York, NY 10112

Ira Leon Rennert (1).........................................        100         100.0%
 c/o The Renco Group, Inc.
 30 Rockefeller Plaza, Suite 4225
 New York, NY 10112

All directors and executive officers as a group (6 persons)...       100         100.0%

--------------------

(1)     Renco is deemed to beneficially own the Common Stock of the Company owned by Renco Steel due to the ownership by Renco of all the outstanding shares of
        Common Stock of Renco Steel, and Mr. Rennert is deemed to beneficially own the
        Common Stock of the Company deemed owned by Renco due to the ownership through trusts established by him for himself and members of his family of a total of 97.9%
        of the outstanding Common Stock of Renco.

By virtue of Renco Steel's ownership of all the outstanding shares of Common Stock of WCI and Renco's ownership of all the outstanding shares of Common Stock of Renco Steel, and Mr. Rennert's ownership of a majority of the Common Stock of Renco, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of Common Stock, including the election of the Board of Directors.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2001 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 1998, WCI incurred management fees in the amount of $1,200,000. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

WCI is included in the consolidated income tax return of Renco. Under the terms of a tax sharing agreement, income taxes are allocated to WCI on a separate return basis except that transactions for the purchase of goods and services between WCI and its subsidiaries and Renco and its other subsidiaries are accounted for on a cash basis rather than on an accrual basis and WCI does not receive the benefit of net operating tax loss carryforwards, unless such tax losses were generated by the net tax timing differences between WCI's financial reporting and tax return treatment in calculating the allocation of income taxes. Renco has agreed to indemnify WCI for any tax imposed on or paid by WCI in excess of the amount payable by WCI and its subsidiaries under the tax sharing agreement.

To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability, workers' compensation (other than Ohio for which the Company is self insured) and casualty umbrella. The premiums for director and officer, fidelity, fiduciary, property, business interruption, auto liability and casualty umbrella are allocated by Renco substantially as indicated in the underlying policies. General and product liability and workers' compensation coverages (excluding the Ohio self insured program) are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Renco subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier's audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Renco subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Renco subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum.

In fiscal 1998, the Company incurred costs of approximately $1.8 million under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

During 1998, the Company purchased approximately $0.8 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. The Company believes that such purchases were on an arm's length basis at a price no less favorable than at which the Company could obtain from unaffiliated entities.

                                        PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Documents Filed as a Part of This Report.

1. Consolidated Financial Statements.

The consolidated financial statements listed below together with the report thereon of the independent auditors dated December 3, 1998, are included in this report for ITEM 8. and is incorporated by reference herein.

      Consolidated Balance Sheets at October 31, 1998 and 1997.

      Consolidated Statements of Income for the fiscal years ended
                      October 31, 1998, 1997 and 1996.

      Consolidated Statements of Shareholder's Equity (Deficit) for the fiscal years ended October 31, 1998, 1997 and 1996.

      Consolidated Statements of Cash Flows for the fiscal years ended
                      October 31, 1998, 1997 and 1996.

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

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:


Under date of December 3, 1998, we reported on the consolidated balance sheets of WCI Steel, Inc. and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1998, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II - Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ KPMG PEAT MARWICK LLP
-------------------------

KPMG Peat Marwick LLP

Cleveland, Ohio
December 3, 1998


                                      WCI STEEL, INC. AND SUBSIDIARIES
                              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                     ALLOWANCE FOR DOUBTFUL ACCOUNTS
                            FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996.
                                         (DOLLARS IN THOUSANDS)


                                                      ADDITIONS
                                    BALANCE AT  ------------------------          BALANCE AT
                                    BEGINNING   CHARGED TO  CHARGES TO  DEDUCTIONS    END
CLASSIFICATION                       OF YEAR    EXPENSE (b)   OTHER        (c)      OF YEAR
--------------                      ----------- ----------- ----------  ---------- ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS (a):
Year ended October 31, 1998......   $1,627       $ (475)      $   --      $  248    $  904

Year ended October 31, 1997......    1,600           64           --          37     1,627

Year ended October 31, 1996......    2,258         (646)          --          12     1,600

-------------------------

(a) Allowance for doubtful accounts is shown as a reduction of accounts receivable in the
    Company's Consolidated Financial Statements.

(b) Charges (credits) to expense for the provision for doubtful accounts.

(c) Trade receivables written-off.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December 1998.

                               WCI STEEL, INC.

                                  By:   /s/ Edward R. Caine
                                            ---------------
                                            Edward R. Caine
                                            President and Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of December, 1998.

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

                                          Exhibit Index

 EXHIBIT
   NO.                                            DESCRIPTION
----------  --------------------------------------------------------------------------------

3.1           --Articles of Incorporation of the Registrant, filed April 13, 1998 and
                Articles of Amendment filed May 18, 1988, July 15, 1988, November 29, 1991,
                December 14, 1993 and July 13, 1994.(7)

3.2           --Code of Regulations of the Registrant, as amended December 16, 1996.(11)

4.1           --Indenture, dated as of December 14, 1993, among Renco Steel, Inc. (which subsequently was merged into the Registrant), as issuer, the Registrant, as guarantor, and Shawmut Bank Connecticut, National Association (now known as
                Fleet National Bank), as trustee, relating to the 10 1/2% Senior Notes Due
                2002, Series A and the 10 1/2% Senior Notes Due 2002, Series B of the
                Registrant containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior Notes).(3)

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

10.2.2        --Amended and Restated Net Worth Appreciation Agreement, effective November 1,
                1995, between the Registrant and Patrick T. Kenney.(11)

10.2.3        --Amended and Restated Net Worth Appreciation Agreement, effective November 1,
                1995, between the Registrant and Patrick G. Tatom.(11)

10.2.4        --Amended and Restated Net Worth Appreciation Agreement, effective November 1,
                1995, between the Registrant and Bret W. Wise.(11)

10.2.7        --Net Worth Appreciation Agreement, effective April 1, 1996, between the
                Registrant and Edward R. Caine.(11)

10.2.8        --Net Worth Appreciation Agreement, effective August 1, 1998, between the
                Registrant and David A. Howard.

10.3          --Management Consultant Agreement, dated October 1, 1992, between Registrant and The Renco Group, Inc.(1)

10.3.1        --Amendment No. 1, dated April 22, 1994, to Management Consultant
                Agreement.(4)


 EXHIBIT
   NO.                                            DESCRIPTION
----------  -------------------------------------------------------------------------------

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

10.4.8        --Amendment No. 5 to the Revolving Credit Agreement, dated March 8, 1996.(9)

10.4.9        --Amendment No. 6 to the Revolving Credit Agreement, dated June 17, 1996.(10)

10.4.10       --Amendment No. 7 to the Revolving Credit Agreement, dated November 27,
                1996.(11)

10.4.11       --Intercreditor Agreement, dated November 27, 1996, between Fleet National
                Bank and Congress Financial Corporation.(11)

10.4.12       --Amendment No. 8 to the Revolving Credit Agreement, dated October 31, 1997.
                (12)

10.4.13       --Guarantee by Registrant, WCI Steel Production Control Services Inc., WCI
                Steel Metallurgical Services Inc. and Niles Properties, Inc. in favor of
                Congress Financial Corporation and Security Pacific Business Credit, Inc.,
                dated October 31, 1997. (12)

10.4.14       --Guarantee by WCI Steel Production Control Services Inc., WCI Steel
                Metallurgical Services Inc. and WCI Steel Sales L.P. in favor of Congress
                Financial Corporation and Security Pacific Business Credit, Inc., dated
                October 31, 1997. (12)

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

10.8          --Agreement, dated June 11, 1990, between the City of Youngstown, Ohio and
                Youngstown Sinter Company (with UDAG Grant Agreement).(1)


 EXHIBIT
   NO.                                            DESCRIPTION
----------  --------------------------------------------------------------------------------

21            --List of Subsidiaries of Registrant.(12)

27            --Financial Data Schedule.

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

(12) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October
     31, 1997 (File No. 333-18019).
