Form 10-Q
period 1999-01-31
WCI STEEL INC
filed 1999-02-23
CIK 897745

-----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended January 31, 1999.
                                 -----------------

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

                                           [ ]  Yes     [X]   No

    As of February 23, 1999, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.


-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------

                                                                    Page No.
                                                                    --------

PART I    FINANCIAL INFORMATION
-------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          January 31, 1999 and October 31, 1998.                       3


          Condensed Consolidated Statements of Operations for the
          three months ended January 31, 1999 and 1998.                4


          Condensed Consolidated Statements of Cash Flows for the
          three months ended January 31, 1999 and 1998.                5


          Notes to Condensed Consolidated Financial Statements.        6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9


PART II   OTHER INFORMATION
---------------------------

  Item 1. Legal Proceedings                                           13

  Item 6. Exhibits and Reports on Form 8-K                            13

          Signatures                                                  14

          Exhibit Index                                               15

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                    January 31,   October 31,
                                                       1999          1998
                                                   (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents.........................$  60,320     $  62,195
  Accounts receivable, less allowances..............   42,434        48,724
  Inventories.......................................   83,844        87,140
  Deferred income taxes.............................        -         8,610
  Prepaid expenses..................................    1,399         1,144
                                                     --------      --------
       Total current assets.........................  187,997       207,813
Property, plant and equipment, net..................  214,873       217,624
Other assets, net...................................   32,850        34,849
                                                     --------      --------
            Total assets............................$ 435,720     $ 460,286
                                                     ========      ========
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$     117     $     116
  Accounts payable..................................   48,316        46,620
  Accrued liabilities...............................   43,898        53,237
                                                     --------      --------
       Total current liabilities....................   92,331        99,973

Long-term debt, excluding current portion...........  301,472       301,502
Deferred income taxes...............................        -        13,368
Postretirement health care benefits.................   94,563        92,738
Pension benefits....................................   22,074        23,524
Other liabilities...................................   13,536        14,054
                                                     --------      --------
            Total liabilities.......................  523,976       545,159
                                                     --------      --------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -             -
  Common stock, no par value, stated value $.01 per
    share, 40 million shares authorized, 100 shares
    issued and outstanding..........................        -             -
  Accumulated deficit...............................  (88,256)      (84,873)
                                                     --------      --------
            Total shareholder's equity (deficit)....  (88,256)      (84,873)
Commitments and contingencies.......................        -             -

            Total liabilities and                    --------      --------
            shareholder's equity (deficit)..........$ 435,720     $ 460,286
                                                     ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                         Three months
                                       ended January 31,
                                        1999       1998
  Net sales......................... $ 110,277  $ 166,592

  Operating costs and expenses
   Cost of products sold............   101,864    141,848
   Depreciation and amortization....     5,802      6,413
   Selling, general and
    administrative expenses.........     3,224      4,052
                                       -------    -------
                                       110,890    152,313
                                       -------    -------
  Operating income (loss)...........      (613)    14,279
                                       -------    -------
  Other income (expense)
   Interest expense.................    (8,010)    (8,014)
   Interest and other income, net...       682        299
                                       -------    -------
                                        (7,328)    (7,715)
                                       -------    -------
  Income (loss) before income taxes.    (7,941)     6,564
  Income tax (benefit) expense......    (4,558)     2,363
                                       -------    -------
  Net income (loss)................. $  (3,383) $   4,201
                                       =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)               Three months
                                                          ended January 31,
                                                           1999        1998
Cash flows from operating activities
     Net income (loss).................................$  (3,383)   $   4,201
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
          Depreciation and amortization................    5,070        5,680
          Amortization of deferred maintenance costs...      732          733
          Amortization of financing costs..............      328          337
          Postretirement health care benefits..........    1,825        1,514
          Pension benefits.............................     (411)       1,361
          Deferred income taxes........................   (4,758)         203
          Provision for losses on accounts receivable..        -         (100)
          Other........................................       18          (35)
     Cash provided (used) by changes in certain assets
          and liabilities
            Accounts receivable........................    6,290       (5,035)
            Inventories................................    3,296        2,546
            Accounts payable...........................    1,696       (2,397)
            Accrued liabilities........................   (9,439)      (8,837)
            Other assets and liabilities, net..........     (773)       2,853
                                                         -------      -------
             Net cash provided by operating activities.      491        3,024
                                                         -------      -------
Cash flows from investing activities
     Additions to property, plant and equipment........   (2,337)      (4,192)
     Gross proceeds from the sale of assets............        -          110
                                                         -------      -------
             Net cash used by investing activities.....   (2,337)      (4,082)
                                                         -------      -------
Cash flows from financing activities
     Dividends paid....................................        -       (5,300)
     Principal payments on long-term debt..............      (29)        (965)
                                                         -------      -------
             Net cash used by financing activities.....      (29)      (6,265)
                                                         -------      -------
Net decrease in cash and cash equivalents..............   (1,875)      (7,323)
Cash and cash equivalents at beginning of period.......   62,195       18,989
                                                         -------      -------
Cash and cash equivalents at end of period.............$  60,320    $  11,666
                                                         =======      =======
Supplemental disclosure of cash flow information
     Cash paid for interest............................$  15,145    $  15,194
     Cash paid for income taxes........................      583           40

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Three months ended January 31, 1999 and 1998
                                ( Unaudited )

NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.

NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at January 31, 1999 and October 31, 1998 was as follows:

                                               January 31,   October 31,
                                                  1999          1998
                                               (Unaudited)
                                               -----------   -----------
                                                (Dollars in thousands)
         Raw materials.........................$  36,986     $  36,259
         Finished and semi-finished product....   54,328        58,332
         Supplies..............................       67            86
                                                --------      --------
                                                  91,381        94,677
         Less LIFO reserve.....................    7,537         7,537
                                                --------      --------
                                               $  83,844     $  87,140
                                                ========      ========

NOTE 3 :  ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

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

As a condition of a previous operating permit, the Company will be required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate or reclaim any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act, the National Labor Relations Act and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs have filed an appeal regarding the court's decision to dismiss which was heard in June 1998. No decision regarding the appeal has yet been rendered.

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

NOTE 4 :  INCOME TAXES

On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS).
Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. As a result of this change in tax status, the Company recognized an income tax benefit of $4,558,000 during the three months ended January 31, 1999 which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                Three Months Ended January 31, 1999 Compared to
                     Three Months Ended January 31, 1998

Net sales for the three months ended January 31, 1999 were $110.3 million on 241,082 tons shipped, representing a 33.8% decrease in net sales and a 30.7% decrease in tons shipped compared to the three months ended January 31, 1998. Net sales per ton shipped decreased 5.8% to $457 in the 1999 quarter compared to $485 in 1998, excluding semi-finished steel. Shipments of custom carbon, alloy and electrical steels accounted for 66.8% of total shipments during the 1999 quarter compared to 63.9%, excluding semi-finished steel, in the comparable period of 1998. The decreases in net sales per ton shipped and the lower shipping volume reflect an unprecedented surge in steel imports during the second half of 1998, which began to slow in December 1998. The Company has experienced an improving order entry rate since the low point experienced in October 1998 and booked at near capacity levels during January and the first half of February 1999. The Company's order backlog increased to 199,000 tons at January 31, 1999 compared to 155,000 tons at October 31, 1998. As a result, the Company increased production in late January 1999 and expects that shipments will return to more normal levels by late in the second fiscal quarter. In addition, several domestic producers, including the Company, have announced price increases of $10 to $40 per ton effective April 1999. There can be no assurance that the announced price increases will be realized.

Gross margin (net sales less cost of products sold) was $8.4 million for the three months ended January 31, 1999 compared to $24.7 million for the three months ended January 31, 1998. The decrease in gross margin in 1999 is primarily attributable to the lower selling prices and volume discussed above and the effect of higher costs caused by production being significantly below capacity throughout most of the first quarter. In addition, during the first quarter of 1999, the Company incurred approximately $0.9 million of costs to address year 2000 computer issues and to repair a vessel breakout that occurred at its basic oxygen furnace.

The Company incurred an operating loss of $0.6 million for the three months ended January 31, 1999 compared to operating income of $14.3 million for the three months ended January 31, 1998. The operating results for 1999 reflect the lower gross margin discussed above partially offset by decreases in depreciation expense and selling, general and administrative expenses primarily as a result of lower variable compensation expense.

As a result of the items discussed above, the Company incurred a loss before taxes of $7.9 million in 1999 compared to income before taxes of $6.6 million in 1998. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes and has recognized an income tax benefit of $4.6 million during the three months ended January 31, 1999 representing the elimination of net deferred tax liabilities recorded as of October 31, 1998.

Liquidity and Capital Resources

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, and interest expense.

WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company's primary sources of liquidity as of January 31, 1999 consisted of cash and cash equivalents of $60.3 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility). The Revolving Credit Facility has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of January 31, 1999, WCI had no borrowings outstanding under the Revolving Credit Facility, with a borrowing limit of $82.1 million based on eligible inventories and receivables, net of $6.6 million in outstanding letters of credit. Management believes that it has sufficient liquidity to support its operations for the foreseeable future.
Cash provided by operating activities was $0.5 million for the three months ended January 31, 1999 compared to $3.0 million for the 1998 period. The lower operating cash flow in 1999 compared to 1998 resulted from a decrease in income before taxes as described above, partially offset by changes in working capital.

Capital expenditures were $2.3 million and $4.2 million during the first quarter of fiscal 1999 and 1998, respectively, and are estimated to be $15 million to $20 million for all of fiscal 1999. Management has funded capital expenditures in 1999 and 1998 through cash balances and cash provided by operating activities. At January 31, 1999, the Company had commitments for capital expenditures of approximately $3.0 million.

The Revolving Credit Facility and the Company's 10% Senior Secured Notes due 2004 (Senior Secured Notes) contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios which limit the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

The Company paid no dividends during the first quarter of 1999 and, under the terms of the Senior Secured Notes indenture, was not permitted to pay dividends at January 31, 1999.


Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in or after the year 2000. Over the past several years, the Company has been assessing and modifying its business systems to be year 2000 ready and has completed the required program changes and has completed, or has substantially completed, the replacement/upgrading of purchased systems. The Company is testing each individual application for year 2000 readiness and has completed testing of approximately 70% of the applications and, after completing additional remediation on approximately 5% of the programs tested, has found them to be year 2000 ready. The Company has developed a comprehensive enterprise-wide testing plan for its business systems. The initial test is scheduled for March 1999 and further remediation may be required after this test. The Company has a second enterprise-wide test scheduled for July 1999, if necessary. The Company has completed an inventory and assessment of its process control environment including automation, instrumentation and components with embedded chips, with approximately 90% of the assessed inventory being year 2000 ready. The Company expects to complete remediation and testing of the process control systems and components by June 1999. The Company is planning an enterprise-wide test for process control in mid-1999. The Company does not expect year 2000 issues related to its business systems or process control environment to cause any significant disruption to operations. The Company incurred $0.2 million of incremental costs to address year 2000 issues during the three months ended January 31, 1999 and, based on information available at this time, estimates that it will incur additional incremental costs of approximately $1.5 million during the remainder of 1999.

In conjunction with its efforts to achieve year 2000 readiness, the Company is also monitoring the status of the year 2000 readiness programs at its significant suppliers and business partners through questionnaires which were sent to each such entity. The Company has received responses from approximately 87% of these entities. The Company is evaluating these responses and intends to make additional inquiries of critical suppliers during 1999 to monitor the status of their year 2000 readiness efforts. The Company will use information learned from this process in developing its contingency plans to mitigate the impact that may occur if its critical suppliers are not year 2000 ready on a timely basis.

While the Company is developing contingency plans for the sourcing and transportation of raw material components critical to its operations, the Company is presently dependent on a single source for certain of its energy, raw materials and transportation needs. If certain vendors are unable to supply the raw materials, energy or transportation services on a timely basis in the year 2000, it could result in the Company being unable to operate or require the Company to operate at a reduced level. In addition, the lack of accurate and timely year 2000 information from suppliers of automation and process control systems and components or suppliers' inability to provide year 2000 ready replacement components could result in the Company being unable to operate, or require the Company to operate at a reduced level, in the year 2000.


Accounting Standards

In March 1998, the American Institute of Certified Public Accounts issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense as incurred costs to develop or obtain internal-use software. The Company adopted SOP 98-1 effective November 1, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations for the three months ended January 31, 1999.

Forward-Looking Statements

This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of pending environmental and other legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                        PART II - OTHER INFORMATION

                               WCI STEEL, INC.


ITEM 1.   LEGAL PROCEEDINGS

          For information as to the environmental matters and as to the employee litigation described in the Company's Form 10-K for the year ended October 31, 1998, see Part I, Note 3 to Item 1, Financial Statements.


ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K

          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

          (b)  Reports on Form 8-K:

               On January 29, 1999, the Company filed Form 8-K to report a change in tax status. This matter is described in Note 4 to the condensed consolidated financial statements.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: February 23, 1999                  /S/ BRET W. WISE
                                        -----------------------------
                                        Bret W. Wise
                                        Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)





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