Form 10-Q
period 1999-04-30
WCI STEEL INC
filed 1999-05-24
CIK 897745

-----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 30, 1999.
                                 ---------------

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

                                           [ ]  Yes     [X]   No

    As of May 24, 1999, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.


-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------

                                                                    Page No.
                                                                    --------

PART I    FINANCIAL INFORMATION
-------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          April 30, 1999 and October 31, 1998.                         3


          Condensed Consolidated Statements of Operations for the
          three and six months ended April 30, 1999 and 1998.          4


          Condensed Consolidated Statements of Cash Flows for the
          six months ended April 30, 1999 and 1998.                    5


          Notes to Condensed Consolidated Financial Statements.        6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9


PART II   OTHER INFORMATION
---------------------------

  Item 1. Legal Proceedings                                           14

  Item 6. Exhibits and Reports on Form 8-K                            15

          Signatures                                                  16

          Exhibit Index                                               17

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                     April 30,    October 31,
                                                       1999          1998
                                                   (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents.........................$  78,231     $  62,195
  Accounts receivable, less allowances..............   53,721        48,724
  Inventories.......................................   71,932        87,140
  Deferred income taxes.............................        -         8,610
  Prepaid expenses..................................      277         1,144
                                                     --------      --------
       Total current assets.........................  204,161       207,813
Property, plant and equipment, net..................  213,041       217,624
Other assets, net...................................   30,849        34,849
                                                     --------      --------
            Total assets............................$ 448,051     $ 460,286
                                                     ========      ========
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$     119     $     116
  Accounts payable..................................   52,929        46,620
  Accrued liabilities...............................   54,971        53,237
                                                     --------      --------
       Total current liabilities....................  108,019        99,973

Long-term debt, excluding current portion...........  301,442       301,502
Deferred income taxes...............................        -        13,368
Postretirement health care benefits.................   96,081        92,738
Pension benefits....................................   17,641        23,524
Other liabilities...................................   12,509        14,054
                                                     --------      --------
            Total liabilities.......................  535,692       545,159
                                                     --------      --------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -             -
  Common stock, no par value, stated value $.01 per
    share, 40 million shares authorized, 100 shares
    issued and outstanding..........................        -             -
  Accumulated deficit...............................  (87,641)      (84,873)
                                                     --------      --------
            Total shareholder's equity (deficit)....  (87,641)      (84,873)
Commitments and contingencies.......................        -             -






            Total liabilities and                    --------      --------
            shareholder's equity (deficit)..........$ 448,051     $ 460,286
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

                      WCI STEEL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                         Three months         Six months
                                        ended April 30,     ended April 30,

                                        1999      1998     1999       1998
  Net sales........................ $ 139,115 $ 177,860  $ 249,392 $ 344,452
  Operating costs and expenses
   Cost of products sold...........   121,852   149,204    223,716   291,052
   Depreciation and amortization...     5,831     6,404     11,633    12,817
   Selling, general and
    administrative expenses........     3,517     4,480      6,741     8,532
                                      -------   -------    -------   -------
                                      131,200   160,088    242,090   312,401
                                      -------   -------    -------   -------
  Operating income.................     7,915    17,772      7,302    32,051
                                      -------   -------    -------   -------
  Other income (expense)
   Interest expense................    (8,006)   (8,008)   (16,016)  (16,022)
   Interest and other income, net..       706       417      1,388       716
                                      -------   -------    -------   -------
                                       (7,300)   (7,591)   (14,628)  (15,306)
                                      -------   -------    -------   -------
  Income (loss) before income taxes       615    10,181     (7,326)   16,745
  Income tax (benefit) expense.....         -     3,665     (4,558)    6,028
                                      -------   -------    -------   -------
  Net income (loss)................ $     615 $   6,516  $  (2,768) $ 10,717
                                      =======   =======    =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)                Six months
                                                           ended April 30,
                                                           1999        1998
Cash flows from operating activities
     Net income (loss).................................$  (2,768)   $  10,717
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
          Depreciation and amortization................   10,168       11,352
          Amortization of deferred maintenance costs...    1,465        1,465
          Amortization of financing costs..............      656          665
          Postretirement health care benefits..........    3,343        3,176
          Pension benefits.............................   (1,643)       2,344
          Deferred income taxes........................   (4,758)       1,413
          Other........................................       54         (447)
     Cash provided (used) by changes in certain assets
          and liabilities
            Accounts receivable........................   (4,997)       2,753
            Inventories................................   15,208       20,711
            Accounts payable...........................    6,309          381
            Accrued liabilities........................     (628)       1,106
            Other assets and liabilities, net..........     (677)        (371)
                                                         -------      -------
             Net cash provided by operating activities.   21,732       55,265
                                                         -------      -------
Cash flows from investing activities
     Additions to property, plant and equipment........   (5,639)      (9,645)
     Gross proceeds from the sale of assets............        -          110
                                                         -------      -------
             Net cash used by investing activities.....   (5,639)      (9,535)
                                                         -------      -------
Cash flows from financing activities
     Dividends paid....................................        -       (5,300)
     Principal payments on long-term debt..............      (57)      (1,263)
                                                         -------      -------
             Net cash used by financing activities.....      (57)      (6,563)
                                                         -------      -------
Net increase in cash and cash equivalents..............   16,036       39,167
Cash and cash equivalents at beginning of period.......   62,195       18,989
                                                         -------      -------
Cash and cash equivalents at end of period.............$  78,231    $  58,156
                                                         =======      =======
Supplemental disclosure of cash flow information
     Cash paid for interest............................$  15,360    $  15,384
     Cash paid for income taxes........................      769          715

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and six months ended April 30, 1999 and 1998
                                ( Unaudited )

NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.

NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 1999 and October 31, 1998 was as follows:

                                                April 30,    October 31,
                                                  1999          1998
                                               (Unaudited)
                                               -----------   -----------
                                                (Dollars in thousands)
         Raw materials.........................$  22,406     $  36,259
         Finished and semi-finished product....   56,712        58,332
         Supplies..............................      101            86
                                                --------      --------
                                                  79,219        94,677
         Less LIFO reserve.....................    7,287         7,537
                                                --------      --------
                                               $  71,932     $  87,140
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

The Company has been named a defendant in three civil actions instituted by the Department of Justice, on behalf of the Environmental Protection Agency
(EPA), in the United States District Court for the Northern District of Ohio. The first action, instituted on June 29, 1995, under the Clean Water Act, alleges numerous violations of the Company's National Pollutant Discharge Elimination System permit during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleges violations by the Company of the work practice, inspection and notice requirements for demolition and renovation under the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits at the Company's facilities in Warren, Ohio. Proposed consent decrees have been lodged with the court embodying settlements reached between the Company and the EPA in these civil actions. The proposed consent decrees were subject to public comment for a period of 30 days (concluding May 22, 1999) prior to action by the court.
The agreements provide for $1.74 million in cash penalties and for injunctive relief and supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. The third action, instituted on May 11, 1998, under the Resource Conservation and Recovery Act (RCRA), alleges violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit related to the Company's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present, the Company operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments under RCRA. The Company believes that it has defenses to liability and that imposition of the statutory maximum penalty for the alleged violations is unlikely, in any event, based upon past judicial penalties imposed under RCRA. A trial in the RCRA action has been scheduled for June 1999. If a substantial penalty similar to the statutory maximum penalty were imposed, it would have a material adverse effect on the operating results and financial condition of the Company.

As a condition of a previous RCRA operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 1999. The RFI workplan identifies thirteen historical solid waste management units which are the subject of the RFI, including areas of the facility which are the subject of the RCRA civil action filed on May 11, 1998 described above. The final scope of the corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court's decision to dismiss which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings.

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

NOTE 4 :  INCOME TAXES

On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS).
Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. As a result of this change in tax status, the Company recognized an income tax benefit of $4,558,000 during the three months ended January 31, 1999, which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                Three Months Ended April 30, 1999 Compared to
                     Three Months Ended April 30, 1998

Net sales for the three months ended April 30, 1999 were $139.1 million on 319,560 tons shipped, representing a 21.8% decrease in net sales and a 17.7% decrease in tons shipped compared to the three months ended April 30, 1998. During the 1998 period, the Company shipped 36,862 tons of lower value added semi-finished steel. Excluding semi-finished steel, net sales per ton shipped decreased 8.8% to $435 in the 1999 quarter compared to $477 in 1998. Excluding semi-finished steel, shipments of custom carbon, alloy and electrical steels accounted for 66.9% of total shipments during the 1999 quarter compared to 64.8% in the comparable period of 1998. The decreases in net sales per ton shipped and the lower shipping volume reflect an unprecedented surge in steel imports that occurred during the second half of 1998. The Company's shipments returned to more normal levels late in the
second fiscal quarter as import levels fell beginning in early 1999.   The
Company's order backlog increased to 252,000 tons at April 30, 1999 compared to 155,000 tons at October 31, 1998 and 199,000 tons at January 31, 1999.

Gross margin (net sales less cost of products sold) was $17.3 million for the three months ended April 30, 1999 compared to $28.7 million for the three months ended April 30, 1998. The decrease in gross margin in 1999 is primarily attributable to the lower selling prices and volume discussed above partially offset by lower raw material costs, operating costs and variable compensation expense.

Operating income was $7.9 million, $25 per ton, for the three months ended April 30, 1999 compared to $17.8 million, $46 per ton, for the three months ended April 30, 1998. The operating results for 1999 reflect the lower gross margin discussed above partially offset by decreases in depreciation expense and selling, general and administrative expenses primarily as a result of lower variable compensation expense.

As a result of the items discussed above, income before taxes was $0.6 million in 1999 compared to $10.2 million in 1998. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.



                 Six Months Ended April 30, 1999 Compared to
                       Six Months Ended April 30, 1998

Net sales for the six months ended April 30, 1999 were $249.4 million on 560,642 tons shipped, representing a 27.6% decrease in net sales and a 23.9% decrease in tons shipped compared to the six months ended April 30, 1998.
The Company shipped 46,256 tons of lower value added semi-finished steel during the 1998 period. Excluding semi-finished steel, net sales per ton shipped decreased 7.5% to $445 compared to $481 for the 1998 period. This decrease is the result of an unprecedented surge in imports during the second half of 1998. Excluding semi-finished steel, shipments of custom carbon, alloy and electrical steels accounted for 66.9% in 1999 and 64.4% in 1998.

Gross margin (net sales less cost of goods sold) was $25.7 million for the six months ended April 30, 1999 compared to $53.4 million for the six months ended April 30, 1998. The decrease in gross margin reflects the lower selling prices and volume discussed above and the effect of higher costs in the first quarter of 1999 caused by production levels being significantly below capacity. Production returned to more normal levels late in the first quarter of 1999 and the Company enjoyed lower raw material and production costs throughout the second quarter of 1999 compared to the second quarter of 1998. In addition, the decrease in gross margin resulted in lower variable compensation expense in 1999 compared to 1998.

Operating income was $7.3 million, $13 per ton shipped, for the six months ended April 30, 1999 compared to $32.1 million, $44 per ton shipped, for the six months ended April 30, 1998. The decrease in operating income in 1999 reflects the lower gross margin discussed above offset by lower depreciation expense and a decrease in selling, general and administrative expenses in 1999 as a result of lower variable compensation expense.

As a result of the items discussed above, the Company incurred a loss before taxes of $7.3 million in 1999 compared to income before taxes of $16.7 million in 1998. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes and recognized an income tax benefit of $4.6 million during the three months ended January 31, 1999, representing the elimination of net deferred tax liabilities recorded as of October 31, 1998.


Liquidity and Capital Resources

WCI s liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, and interest expense.

WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company s primary sources of liquidity as of April 30, 1999 consisted of cash and cash equivalents of $78.2 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility). The Revolving Credit Facility has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 1999. As of April 30, 1999, WCI had no borrowings outstanding under the Revolving Credit Facility, with a borrowing limit of $84.9 million based on eligible inventories and receivables, net of $6.5 million in outstanding letters of credit. Management believes that it has sufficient liquidity to support its operations for the foreseeable future.

Cash provided by operating activities was $21.7 million for the six months ended April 30, 1999 compared to $55.3 million for the 1998 period. The lower operating cash flow in 1999 compared to 1998 resulted from a decrease in income before taxes as described above and from changes in working capital.

Capital expenditures were $5.6 million and $9.6 million during the six months ended April 30, 1999 and 1998, respectively, and are estimated to be approximately $15 million for all of fiscal 1999. Management has funded capital expenditures in 1999 and 1998 through cash balances and cash provided by operating activities. At April 30, 1999, the Company had commitments for capital expenditures of approximately $2.0 million.

The Revolving Credit Facility and the indenture governing the Company's 10% Senior Secured Notes due 2004 (Senior Secured Notes) contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios which limit the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

The Company paid no dividends during the six months ended April 30, 1999 and, under the terms of the Senior Secured Notes indenture, was not permitted to pay dividends at April 30, 1999.


Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in or after the year 2000. Over the past several years, the Company has been assessing and modifying its business systems to be year 2000 ready and has completed the required program changes and the replacement/upgrading of purchased systems. The Company has completed testing of approximately 95% of the applications and, after completing additional remediation on approximately 5% of the programs tested, has found them to be year 2000 ready. The Company completed a comprehensive enterprise-wide test for its business systems in March 1999. Based on the results of this test, the Company believes that its critical business systems are year 2000 ready. The Company has completed an inventory and assessment of its process control environment including automation, instrumentation and components with embedded chips, with approximately 90% of the assessed inventory being year 2000 ready. The Company expects to complete remediation and testing of the process control systems and components, including integration tests, by June 1999. The Company does not expect year 2000 issues related to its business systems or process control environment to cause any significant disruption to operations. The Company incurred $0.3 million of incremental costs to address year 2000 issues during the six months ended April 30, 1999 and, based on information available at this time, estimates that it will incur additional incremental costs of approximately $0.5 million during the remainder of 1999.

In conjunction with its efforts to achieve year 2000 readiness, the Company is also monitoring the status of the year 2000 readiness programs at its significant suppliers and business partners through questionnaires which were sent to each such entity. The Company has received responses from approximately 87% of these entities. The Company is evaluating these responses and has made and intends to make additional inquiries of critical suppliers during 1999 to monitor the status of their year 2000 readiness efforts. The Company is using information learned from this process to develop its contingency plans to mitigate the impact that may occur if its critical suppliers are not year 2000 ready on a timely basis.

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


Accounting Standards

In March 1998, the American Institute of Certified Public Accounts issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense as incurred costs to develop or obtain internal-use software. The Company adopted SOP 98-1 effective November 1, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations for the six months ended April 30, 1999.


Labor Matters

Most of the Company's hourly employees are represented by the USWA, with which the Company has a four-year collective bargaining agreement that expires September 1, 1999. While the Company does not expect any disruption to its operations as a result of the expiration of the current agreement, the Company has experienced such disruptions in the past and no assurance can be given that there will not be a disruption to operations at the expiration of this agreement. The Company is unable to estimate the effect on its results of operations that a new labor agreement may have.

Several large integrated steel producers contracts with the USWA expire on July 31, 1999. Customers may require these integrated producers to increase steel inventories prior to the expiration of the labor agreements as a hedge against any potential work stoppage. If there are no work stoppages, the excess inventories produced prior to the contract expiration could result in a supply-demand imbalance which could adversely effect the Company's shipments in the fourth fiscal quarter.


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


          Leonard v. WCI Steel, Inc.
          --------------------------

          Reference is made to the description of this action in the Company's Form 10-K for the year ended October 31, 1998, see
          Part I, Item 3. Legal Proceedings.

          In March 1999, the court dismissed the plaintiff's appeal of the directed verdict in favor of the Company.


          Thomas C. Williams, etc. v. WCI Steel, Inc.
          -------------------------------------------

          Reference is made to the description of this action contained in the Company's annual report on Form 10-K for the year ended October 31, 1998.

          In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings.

          United States v. WCI Steel, Inc.
          --------------------------------

          Reference is made to the description of these actions in the Company's Form 10-K for the year ended October 31, 1998, see
          Part I, Item 1. Business.

          Proposed consent decrees embodying settlements reached between the Company and the EPA regarding the Clean Water Act and Clean Air Act civil actions have been lodged with the court. The proposed consent decrees were subject to public comment for a period of 30 days (concluding May 22, 1999) prior to action by the court.
          The agreements provide for $1.74 million in cash penalties and for injunctive relief and supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. WCI had previously established reserves to provide for the estimated settlement and related costs and does not expect the settlement to result in any charge to earnings.

          The action against the Company under the Resource Conservation and Recovery Act remains pending and is not affected by these settlements. See note 3 to Item 1. Financial Statements.


ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K

          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

          (b)  Reports on Form 8-K:

               No report on Form 8-K was filed during the quarter ended April 30, 1999.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: May 24, 1999                      /S/ BRET W. WISE
                                        -----------------------------
                                        Bret W. Wise
                                        Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)





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