Form 10-Q
period 1999-07-31
WCI STEEL INC
filed 1999-08-24
CIK 897745

-----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-Q

  (Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 1999.
                                 --------------

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

                              (330) 841-8302
           (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [ ]  Yes     [X]   No

    As of August 24, 1999, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.


-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES

                                     INDEX
                        --------------------------------

                                                                    Page No.
                                                                    --------

PART I    FINANCIAL INFORMATION
-------------------------------

  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets as of
          July 31, 1999 and October 31, 1998.                          3


          Condensed Consolidated Statements of Income for the
          three and nine months ended July 31, 1999 and 1998.          4


          Condensed Consolidated Statements of Cash Flows for the
          nine months ended July 31, 1999 and 1998.                    5


          Notes to Condensed Consolidated Financial Statements.        6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9


PART II   OTHER INFORMATION
---------------------------

  Item 1. Legal Proceedings                                           14

  Item 6. Exhibits and Reports on Form 8-K                            15

          Signatures                                                  16

          Exhibit Index                                               17

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WCI STEEL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                     July 31,    October 31,
                                                       1999          1998
                                                   (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents.........................$  61,809     $  62,195
  Accounts receivable, less allowances..............   61,377        48,724
  Inventories.......................................   86,245        87,140
  Deferred income taxes.............................        -         8,610
  Prepaid expenses..................................      363         1,144
                                                     --------      --------
       Total current assets.........................  209,794       207,813
Property, plant and equipment, net..................  210,201       217,624
Other assets, net...................................   28,827        34,849
                                                     --------      --------
            Total assets............................$ 448,822     $ 460,286
                                                     ========      ========
LIABILITIES and SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................$     120     $     116
  Accounts payable..................................   54,911        46,620
  Accrued liabilities...............................   47,186        53,237
                                                     --------      --------
       Total current liabilities....................  102,217        99,973

Long-term debt, excluding current portion...........  301,411       301,502
Deferred income taxes...............................        -        13,368
Postretirement health care benefits.................   97,777        92,738
Pension benefits....................................   15,730        23,524
Other liabilities...................................   12,837        14,054
                                                     --------      --------
            Total liabilities.......................  529,972       545,159
                                                     --------      --------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -             -
  Common stock, no par value, stated value $.01 per
    share, 40 million shares authorized, 100 shares
    issued and outstanding..........................        -             -
  Accumulated deficit...............................  (81,150)      (84,873)
                                                     --------      --------
            Total shareholder's equity (deficit)....  (81,150)      (84,873)
Commitments and contingencies.......................        -             -






            Total liabilities and                    --------      --------
            shareholder's equity (deficit)..........$ 448,822     $ 460,286
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

                      WCI STEEL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands)
                                  (Unaudited)

                                         Three months        Nine months
                                        ended July 31,      ended July 31,

                                        1999      1998      1999      1998
  Net sales........................ $ 143,086 $ 174,947  $ 392,478 $ 519,399
  Operating costs and expenses
   Cost of products sold...........   119,395   144,947    343,111   435,999
   Depreciation and amortization...     5,855     6,436     17,488    19,253
   Selling, general and
    administrative expenses........     4,076     4,614     10,817    13,146
                                      -------   -------    -------   -------
                                      129,326   155,997    371,416   468,398
                                      -------   -------    -------   -------
  Operating income.................    13,760    18,950     21,062    51,001
                                      -------   -------    -------   -------
  Other income (expense)
   Interest expense................    (8,031)   (8,007)   (24,047)  (24,029)
   Interest and other income, net..       762       775      2,150     1,491
                                      -------   -------    -------   -------
                                       (7,269)   (7,232)   (21,897)  (22,538)
                                      -------   -------    -------   -------
  Income (loss) before income taxes     6,491    11,718       (835)   28,463
  Income tax (benefit) expense.....         -     4,570     (4,558)   10,598
                                      -------   -------    -------   -------
  Net income....................... $   6,491 $   7,148  $   3,723  $ 17,865
                                      =======   =======    =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WCI STEEL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)                Nine months
                                                            ended July 31,
                                                           1999        1998
Cash flows from operating activities
     Net income........................................$   3,723    $  17,865
     Adjustments to reconcile net income to net
      cash provided by operating activities
          Depreciation and amortization................   15,290       17,055
          Amortization of deferred maintenance costs...    2,198        2,198
          Amortization of financing costs..............    1,006          993
          Postretirement health care benefits..........    5,039        4,979
          Pension benefits.............................   (2,514)       2,021
          Deferred income taxes........................   (4,758)       3,353
          Other........................................      103         (382)
     Cash provided (used) by changes in certain assets
          and liabilities
            Accounts receivable........................  (12,653)       2,636
            Inventories................................      895       15,942
            Accounts payable...........................    8,291          765
            Accrued liabilities........................   (8,513)      (2,949)
            Other assets and liabilities, net..........     (436)         (48)
                                                         -------      -------
             Net cash provided by operating activities.    7,671       64,428
                                                         -------      -------
Cash flows from investing activities
     Additions to property, plant and equipment........   (7,970)     (12,955)
     Gross proceeds from the sale of assets............        -          110
                                                         -------      -------
             Net cash used by investing activities.....   (7,970)     (12,845)
                                                         -------      -------
Cash flows from financing activities
     Dividends paid....................................        -      (11,950)
     Principal payments on long-term debt..............      (87)      (1,290)
                                                         -------      -------
             Net cash used by financing activities.....      (87)     (13,240)
                                                         -------      -------
Net increase (decrease) in cash and cash equivalents...     (386)      38,343
Cash and cash equivalents at beginning of period.......   62,195       18,989
                                                         -------      -------
Cash and cash equivalents at end of period.............$  61,809    $  57,332
                                                         =======      =======
Supplemental disclosure of cash flow information
     Cash paid for interest............................$  30,533    $  30,555
     Cash paid for income taxes........................      971        1,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      WCI STEEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and nine months ended July 31, 1999 and 1998
                                ( Unaudited )

NOTE 1 :  BASIS OF PRESENTATION

WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.

NOTE 2 :  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 1999 and October 31, 1998 was as follows:

                                                July 31,    October 31,
                                                  1999          1998
                                               (Unaudited)
                                               -----------   -----------
                                                (Dollars in thousands)
         Raw materials.........................$  24,426     $  36,259
         Finished and semi-finished product....   67,410        58,332
         Supplies..............................       71            86
                                                --------      --------
                                                  91,907        94,677
         Less LIFO reserve.....................    5,662         7,537
                                                --------      --------
                                               $  86,245     $  87,140
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

The Company was named a defendant in two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency
(EPA), in the United States District Court for the Northern District of Ohio which were recently resolved. The first action, instituted on June 29, 1995, under the Clean Water Act, alleged numerous violations of the Company's National Pollutant Discharge Elimination System permit during the years 1989 through 1996. The second action, instituted on March 29, 1996, under the Clean Air Act, alleged violations by the Company of the work practice, inspection and notice requirements for demolition and renovation under the National Emission Standard for Hazardous Air Pollutants for Asbestos and also violations of the particulate standard and the opacity limits at the Company's facilities in Warren, Ohio. On June 4, 1999, the court entered consent decrees in these two cases which provide for $1.74 million in cash penalties which were paid in July 1999 and for injunctive relief and supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million.

The Company currently is the defendant in a pending action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleges violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit related to the Company's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleges that from September 1988 to the present, the Company operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action seeks a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments under RCRA. The Company believes that it has defenses to liability and that imposition of the statutory maximum penalty for the alleged violations is unlikely, in any event, based upon past judicial penalties imposed under RCRA. A trial in the RCRA action was completed in June 1999. However, the court has not yet rendered a decision. If a substantial penalty similar to the statutory maximum penalty were imposed, it would have a material adverse effect on the operating results and financial condition of the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                Three Months Ended July 31, 1999 Compared to
                     Three Months Ended July 31, 1998

Net sales for the three months ended July 31, 1999 were $143.1 million on 328,336 tons shipped, representing an 18.2% decrease in net sales and a 10.7% decrease in tons shipped compared to the three months ended July 31, 1998. During the 1998 period, the Company shipped 23,458 tons of lower value added semi-finished steel. Excluding semi-finished steel, net sales per ton shipped decreased 11.0% to $436 in the 1999 quarter compared to $490 in the 1998 quarter. Excluding semi-finished steel, shipments of custom carbon, alloy and electrical steels accounted for 66.6% of total shipments during the 1999 quarter compared to 66.5% in the comparable period of 1998. While steel imports have receded from record levels, they remain above historical levels, and net sales per ton shipped remain well below the comparable period in 1998 as a result of the unprecedented surge in steel imports that occurred during the second half of 1998. The Company realized slightly higher selling prices in the third quarter compared to the second quarter of 1999; however, this increase was offset by changes in product mix. Many steel producers, including the Company, have announced price increases of $10 to $30 per ton effective October 1999. However, no assurance can be given that such price increases will be realized. The Company's order backlog increased to 255,000 tons at July 31, 1999 compared to 155,000 tons at October 31, 1998 and 236,000 tons at July 31, 1998.

Gross margin (net sales less cost of products sold) was $23.7 million for the three months ended July 31, 1999 compared to $30.0 million for the three months ended July 31, 1998. The decrease in gross margin in the 1999 quarter is primarily attributable to the lower selling prices and volume discussed above partially offset by lower raw material costs, operating costs and variable compensation expense. During the fourth quarter of 1999, the Company will perform certain scheduled annual maintenance at its blast furnace designed to extend the life of the furnace lining. As a result of this, and other scheduled maintenance, operating costs are expected to rise slightly in the fourth quarter compared to the third quarter.

Operating income was $13.8 million, $42 per ton, for the three months ended July 31, 1999 compared to $19.0 million, $52 per ton, for the three months ended July 31, 1998. The operating results for the 1999 quarter reflect the lower gross margin discussed above partially offset by decreases in depreciation expense and selling, general and administrative expenses primarily as a result of lower variable compensation expense.

As a result of the items discussed above, income before taxes was $6.5 million in 1999 compared to $11.7 million in 1998. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.



                 Nine Months Ended July 31, 1999 Compared to
                       Nine Months Ended July 31, 1998

Net sales for the nine months ended July 31, 1999 were $392.5 million on 888,978 tons shipped, representing a 24.4% decrease in net sales and a 19.5% decrease in tons shipped compared to the nine months ended July 31, 1998.

The Company shipped 69,714 tons of lower value added semi-finished steel during the 1998 period. Excluding semi-finished steel, net sales per ton shipped decreased 8.9% to $441 compared to $484 for the 1998 period. This decrease is the result of an unprecedented surge in imports during the second half of 1998. Excluding semi-finished steel, shipments of custom carbon, alloy and electrical steels accounted for 66.7% in the 1999 period and 65.1% in the 1998 period.

Gross margin (net sales less cost of goods sold) was $49.4 million for the nine months ended July 31, 1999 compared to $83.4 million for the nine months ended July 31, 1998. The decrease in gross margin reflects the lower selling prices and volume discussed above and the effect of higher costs in the first quarter of 1999 caused by production levels being significantly below capacity. Production returned to more normal levels late in the first quarter of 1999 and the Company enjoyed lower raw material and production costs throughout the second and third quarters of 1999 compared to the same periods in 1998. In addition, the decrease in gross margin resulted in lower variable compensation expense in 1999 compared to 1998.

Operating income was $21.1 million, $24 per ton shipped, for the nine months ended July 31, 1999 compared to $51.0 million, $46 per ton shipped, for the nine months ended July 31, 1998. The decrease in operating income in the 1999 period reflects the lower gross margin discussed above offset by lower depreciation expense and a decrease in selling, general and administrative expenses in the 1999 period as a result of lower variable compensation expense.

As a result of the items discussed above, the Company incurred a loss before taxes of $0.8 million in the 1999 period compared to income before taxes of $28.5 million in the 1998 period. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes and recognized an income tax benefit of $4.6 million during the three months ended January 31, 1999, representing the elimination of net deferred tax liabilities recorded as of October 31, 1998.


Liquidity and Capital Resources

WCI s liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, and interest expense.

WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company's primary sources of liquidity as of July 31, 1999 consisted of cash and cash equivalents of $61.8 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility). The Revolving Credit Facility has a maximum borrowing limit of $100 million, and is secured by eligible inventories and receivables, as defined therein. During the third quarter of 1999, the Company extended the term of the Revolving Credit Facility to December 29, 2003. As of July 31, 1999, WCI had no borrowings outstanding under the Revolving Credit Facility, with a borrowing limit of $93.5 million based on eligible inventories and receivables, net of $6.5 million in outstanding letters of credit. Management believes that it has sufficient liquidity to support its operations for the foreseeable future.

Cash provided by operating activities was $7.7 million for the nine months ended July 31, 1999 compared to $64.4 million for the 1998 period. The lower operating cash flow in 1999 compared to 1998 resulted primarily from a decrease in income before taxes as described above and from changes in working capital.

Capital expenditures were $8.0 million and $13.0 million during the nine months ended July 31, 1999 and 1998, respectively, and are estimated to be approximately $11 million for all of fiscal 1999. Management has funded capital expenditures in 1999 and 1998 through cash balances and cash provided by operating activities. At July 31, 1999, the Company had commitments for capital expenditures of approximately $7.7 million.

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

The Company paid no dividends during the nine months ended July 31, 1999 and, under the terms of the Senior Secured Notes indenture, $2.1 million was available for dividends at July 31, 1999.


Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in or after the year 2000. Over the past several years, the Company has been assessing and modifying its business systems to be year 2000 ready and has completed the required program changes and the replacement/upgrading of purchased systems. The Company has completed testing of the applications and, after completing additional remediation on approximately 5% of the programs tested, has found them to be year 2000 ready. The Company completed a comprehensive enterprise-wide test for its business systems in March 1999. Based on the results of this test, the Company believes that its critical business systems are year 2000 ready. The Company has completed an inventory and assessment of its process control environment, including automation, instrumentation and components with embedded chips, with approximately 90% of the assessed inventory being year 2000 ready. The Company completed testing of the process control systems and components, including integration tests, during June 1999 and has identified additional remediation which is expected to be completed by September 30, 1999. The Company does not expect year 2000 issues related to its business systems or process control environment to cause any significant disruption to operations. The Company incurred $0.3 million of incremental costs to address year 2000 issues during the nine months ended July 31, 1999 and, based on information available at this time, estimates that it will incur additional incremental costs of approximately $0.2 million during the remainder of 1999.

In conjunction with its efforts to achieve year 2000 readiness, the Company is also monitoring the status of the year 2000 readiness programs at its significant suppliers and business partners through questionnaires which were sent to each such entity. The Company has received responses from each of these entities. The Company is evaluating these responses and has made and intends to make additional inquiries of critical suppliers during 1999 to monitor the status of their year 2000 readiness efforts. The Company is using information learned from this process to develop its contingency plans to mitigate the impact that may occur if its critical suppliers are not year 2000 ready on a timely basis.

While the Company is developing contingency plans for the sourcing and transportation of raw material components critical to its operations, the Company is presently dependent on single sources for certain of its energy, raw materials and transportation needs. If certain vendors are unable to supply the raw materials, energy or transportation services on a timely basis in the year 2000, it could result in the Company being unable to operate or require the Company to operate at a reduced level. In addition, the lack of accurate and timely year 2000 information from suppliers of automation and process control systems and components or suppliers' inability to provide year 2000 ready replacement components could result in the Company being unable to operate, or require the Company to operate at a reduced level, in the year 2000.


Accounting Standards

In March 1998, the American Institute of Certified Public Accounts issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense as incurred costs to develop or obtain internal-use software. The Company adopted SOP 98-1 effective November 1, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations for the nine months ended July 31, 1999.


Labor Matters

Most of the Company's hourly employees are represented by the USWA, with which the Company has a four-year collective bargaining agreement that expires September 1, 1999. While the Company does not expect any disruption to its operations as a result of the expiration of the current agreement, the Company has experienced such disruptions in the past, and no assurance can be given that there will not be a disruption to operations at the expiration of this agreement. The Company is unable to estimate the effect on its results of operations that a new labor agreement may have.


Forward-Looking Statements

This report includes "forward-looking statements" which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; effects of future collective bargaining negotiations and agreements; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of pending environmental and other legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                        PART II - OTHER INFORMATION

                               WCI STEEL, INC.


ITEM 1.   LEGAL PROCEEDINGS


          Leonard v. WCI Steel, Inc.
          --------------------------

          Reference is made to the description of this action in the Company's quarterly report on Form 10-Q for the quarter ended April 30, 1999.


          Thomas C. Williams, etc. v. WCI Steel, Inc.
          -------------------------------------------

          Reference is made to the description of this action contained in the Company's quarterly report on Form 10-Q for the quarter ended April 30, 1999 and as described in Note 3 to the condensed consolidated financial statements.


          United States v. WCI Steel, Inc.
          --------------------------------

          Reference is made to the description of these actions in the Company's Form 10-Q for the quarter ended April 30, 1999, and as described in Note 3 to the condensed consolidated financial statements.

          On June 4, 1999 the court entered consent decrees embodying settlements reached between the Company and the EPA regarding the Clean Water Act and Clean Air Act civil actions. The agreements provide for $1.74 million in cash penalties which were paid in July 1999 and for injunctive relief and supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. WCI had previously established reserves to provide for the estimated settlement and related costs and does not expect the settlement to result in any charge to earnings.

          The action against the Company under the Resource Conservation and Recovery Act remains pending and is not affected by these settlements. A trial in this action was completed in June 1999. However, the court has not yet rendered a decision. See note 3 to
          Item 1. Financial Statements.

ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K

          (a)  Exhibits:

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

          (b)  Reports on Form 8-K:

               No report on Form 8-K was filed during the quarter ended July 31, 1999.

                               WCI STEEL, INC.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WCI STEEL, INC.
                                    (registrant)



Date: August 24, 1999                   /S/ JOHN P. JACUNSKI
                                        -----------------------------
                                        John P. Jacunski
                                        Chief Financial Officer and
                                        Controller
                                        (principal financial officer)

                               WCI STEEL, INC.

                               EXHIBIT INDEX



          Exhibit Number                   Description



              10.4.12 Second Amended and Restated Loan and Security Agreement dated July 30, 1999.

              27.                    Financial Data Schedule