Form 10-K405
period 1999-10-31
WCI STEEL INC
filed 1999-12-27
CIK 897745

-----------------------------------------------------------------------------
                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM  10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended October 31, 1999.
                                   or
/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from           to

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

Registrant's telephone number, including area code: (330) 841-8302

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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 13, 1999 was $0.

The number of shares of Common Stock (no par value, $.01 stated value) of the registrant outstanding as of December 13, 1999 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

  None.
-----------------------------------------------------------------------------

                        WCI STEEL, INC. AND SUBSIDIARIES
                                   FORM 10-K
                                     INDEX
                        --------------------------------


PART I                                                              Page No.
------------------------------------------------------------------  --------

     Item  1.  Business                                                 4

     Item  2.  Properties                                              12

     Item  3.  Legal Proceedings                                       12

     Item  4.  Submission of Matters to a Vote of Security Holders     13
PART II
------------------------------------------------------------------
     Item  5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                             14

     Item  6.  Selected Financial Data                                 15

     Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                              17

     Item  8.  Financial Statements and Supplementary Data             23

     Item  9.  Changes in and disagreements with Accountants
               on Accounting and Financial Disclosure                  40
PART III
------------------------------------------------------------------
     Item 10.  Directors and Executive Officers of the Registrant      41

     Item 11.  Executive Compensation                                  42

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                          44

     Item 13.  Certain Relationships and Related Transactions          44
PART IV
------------------------------------------------------------------
     Item 14.  Exhibits, Financial Statement Schedule,
               and Reports on Form 8-K                                 46

     Financial Statement Schedule
      (including Independent Auditors Report on Financial
       Statement Schedule)                                             47

     Signatures                                                        49

     Exhibit Index                                                     50

                                   PART I

ITEM 1.  BUSINESS

GENERAL

WCI Steel, Inc. (WCI or Company), a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988 and commenced operations on September 1, 1988. WCI's primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities owned by subsidiaries located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 185 grades of flat rolled custom and commodity steel products. Total shipments were 1,212,259 tons in fiscal 1999 and 1,412,490 tons in fiscal 1998 (77,244 tons of which were semi-finished). Custom flat rolled products, which include high carbon, alloy, high strength, silicon electrical and galvanized steel, constituted approximately 65.5% of net tons shipped during fiscal 1999 and 62.4% during fiscal 1998 (66.0% excluding semi-finished steel shipments). Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers. Shipping volume was adversely affected in the first fiscal quarter of 1999 and, to a lesser extent, the fourth fiscal quarter of 1998 by a significant increase in imports of foreign produced flat rolled steel. See "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                             Net Tons Shipped               Percent of Total

                             Fiscal Year Ended              Fiscal Year Ended
                                October 31,                    October 31,
                         1999      1998      1997        1999      1998      1997
Custom Products:
 Hot and Cold
  Rolled.............   466,076   502,149   481,740      38.4      35.5      36.2
 Coated..............   328,129   379,045   416,854      27.1      26.9      31.4
                        -------   -------   -------      ----      ----      ----
Total Custom Products   794,205   881,194   898,594      65.5      62.4      67.6
Total Commodity......   418,054   531,296   430,337      34.5      37.6      32.4
                        -------   -------   -------      ----      ----      ----
Total Steel
 Products...........  1,212,259 1,412,490 1,328,931     100.0%    100.0%    100.0%
                      ========= ========= =========     =====     =====     =====


CUSTOM PRODUCTS

High Carbon, Alloy, High Strength---WCI has developed markets for high carbon, alloy and high strength steel products that are sold to strip converters, steel service centers, and automobile and automotive parts manufacturers. Products required by the strip converter customers are characterized by small order quantities, relatively narrow widths and specific metallurgical properties. WCI presently produces over 100 specialized chemistries for these markets.

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

COMMODITY PRODUCTS

In fiscal 1999, WCI shipped 418,054 tons in the aggregate of hot and cold rolled low carbon, sheet and strip which represented approximately 34.5% of the Company's net tons shipped. Hot rolled low carbon sheet is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers and several minimills.

MARKETING

WCI's marketing, sales and customer service functions are coordinated through three wholly-owned subsidiaries, WCI Steel Sales LP (WCI Sales), WCI Steel Metallurgical Services Inc. (WCI Metallurgical Services) and WCI Steel Production Control Services Inc. (WCI Production Services).

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

Sales outside WCI's geographic market are made through independent sales representatives on a commission basis. Although transportation costs can be prohibitive at extreme distances from the Warren facility, select custom products are competitively priced outside WCI Sales normal target markets. WCI Sales believes that independent sales representatives provide the most cost effective method to access these customers. Approximately 4.5% of WCI Sales' volume in fiscal 1999 was sold through the independent sales representatives.

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

WCI Production Services provides order entry and order status services to assist WCI Sales in meeting customer needs. WCI Production Services provides customer service and utilizes a fully-automated computerized sales network that provides the sales force and customers with product specifications and timely order status information.

CUSTOMERS

WCI's customer base is dominated by steel converters and steel service centers, which in fiscal 1999 represented 70.4% of shipments. The remaining shipments were directly to end users.

The following table sets forth the percentage of WCI's net tons shipped to various markets for the past three fiscal years.



                                           Fiscal Year Ended
                                              October 31,
Customer Category                     1999       1998       1997

 Conversion/further processing......  47.4%      47.6%      42.5%
 Steel service centers..............  23.0       24.4       23.3
 Construction.......................  13.3       12.1       15.8
 Electrical equipment...............   6.1        6.2        7.3
 Direct automotive..................   5.7        4.7        6.3
 Other..............................   4.5        5.0        4.8
                                     ------     ------     ------
   Total............................ 100.0%     100.0%     100.0%
                                     ======     ======     ======


In fiscal years 1999, 1998 and 1997, WCI's twenty largest customers represented approximately 59%, 57% and 57%, respectively, of net sales. The Company's largest customer, Worthington Industries, represented approximately 11.3% of net sales in fiscal 1999.

BACKLOG

On October 31, 1999, WCI's order backlog was approximately 283,000 net tons with an approximate value of $121 million compared to approximately 155,000 net tons with an approximate value of $76 million at October 31, 1998, based in each case on the then current prices. Under the applicable orders, WCI is scheduled to ship substantially all of the orders in the October 31, 1999 backlog by January 31, 2000. Although customers may cancel orders included in the backlog, such cancellations have been negligible in the past.

COMPETITION

The domestic steel industry is highly competitive. Despite significant reductions in raw steel production capacity by major domestic producers in the 1980's and increasing domestic demand in the 1990's, the domestic industry continues to be adversely affected by excess world capacity.

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

During 1998, the domestic steel market experienced significant increases in imports of foreign produced flat rolled steel and, while steel imports were lower in 1999, they remain above historical levels. The relative strength of the U.S. dollar and economy versus the strength of foreign currencies and economies can significantly affect the import/export trade balance for flat rolled steel. In the third calendar quarter of 1998, there was an unprecedented increase in imports of flat rolled steel which caused significant price decreases in the domestic steel market. The increase in imported product offerings adversely affected the supply-demand balance and resulted in a significant reduction in production levels and shipping volume in late 1998 and early 1999 and continues to adversely affect prices for domestic producers. Certain domestic steel producers filed unfair trade cases with the U.S. International Trade Commission in September 1998 claiming that hot rolled steel, and in June 1999 claiming that cold rolled steel, was being illegally exported to the United States from various countries at prices below the producers' cost. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Iron Ore Pellets

WCI has a contract with a major supplier of iron ore pellets for its requirements through fiscal 2004. Iron ore pellets satisfied approximately 72.1% of WCI's iron requirements in fiscal 1999, while WCI's sinter plant provided the balance. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements through 2004 from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.

     Coke

Coke is the principal fuel used to produce liquid iron and is an essential ingredient in steelmaking. WCI has contracts with two integrated steel producers for its estimated coke requirements through fiscal 2003. WCI's coke requirements are approximately 600,000 tons per year. The domestic supply of coke has decreased significantly over the last decade and may decrease further in the future due to the requirements of the Clean Air Act. As the Company does not own a coke battery, it is dependent upon commercially available domestic or imported coke to sustain its operations. Although the Company believes that there will be adequate supplies of domestic or imported coke available for its purposes after the expiration of its contracts in 2003, there can be no assurance to such effect.

     Energy and Gases

WCI's steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends to 2002 from a local utility.
WCI can generate approximately 20% of its own electrical needs. Natural gas is also purchased pursuant to a supply contract that extends through August 2000. Oxygen is delivered, under a contract that extends to 2002, from supplier-owned plants located at the Warren facility. Pursuant to a contract entered into in 1988, WCI is required to purchase all coke oven gas produced at an adjoining coke plant, which is usable by WCI, at a price based upon, but at a discount to, natural gas prices.

ENVIRONMENTAL MATTERS

In common with much of the steel industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades. The Company is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste management. The Company has made and intends to continue to make the necessary expenditures for compliance with environmental laws and regulations. Environmental laws and regulations continue to change and have generally become more stringent and the Company may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ) on behalf of the Environmental Protection Agency (EPA). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

The Company was the defendant in an action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleged violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit related to the Company's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleged that from September 1988 to the present, the Company operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action sought a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments and other compliance measures under RCRA. A trial in the RCRA action was completed in June 1999 and the court rendered its decision in October 1999. The court's decision requires the Company to pay a $1 million cash penalty and denied the United States request for injunctive relief. In November 1999, the U.S. filed a motion for the court to reconsider its decision regarding injunctive relief which was denied. The court's decision is subject to appeal.

As a condition of a previous RCRA operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 2000. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

The Company operates a landfill at its Warren facility which receives waste materials from the iron and steel-making operations. The Ohio EPA has issued a permit to install a new lined landfill to replace this landfill. The plan involves closure by removal of the present landfill by providing approxi-mately one-third of its contents to established markets for construction materials and recycling most of the remaining contents over an extended period at the sinter plant in Youngstown, Ohio operated by the Company's subsidiary, Youngstown Sinter Company, and disposing of any non-salable or non-recyclable material in the new lined landfill. Youngstown Sinter Company is presently exploring modifications to sulfur dioxide emission regulations applicable to the sinter plant to facilitate compliance with sulfur dioxide emission limits, as well as allow faster recycling of the present landfill contents. The Company does not believe that this matter will result in any material expenditures. The new lined landfill construction and existing landfill closure, if pursued, is expected to be completed in seven consecutive phases. The estimated cost through Phase I is approximately $2.7 million to $3.7 million expended over three years and the estimated cost for Phase II is approximately $2.0 million expended over two years. Engineering related to the new landfill is expected to begin during fiscal 2000.

EMPLOYEES

As of October 31, 1999, WCI had 506 salaried employees and 1,548 hourly employees. Most of the employees are located at the Warren facility with most of the hourly employees being represented by the United Steelworkers of America (USWA) with which WCI has a five-year collective bargaining agreement that expires October 31, 2004.

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

     Pension Plans

WCI has a defined contribution retirement plan that covers substantially all salaried employees. WCI funds contributions to this plan as earned on a monthly basis. Company contributions to the plan are based on employee age and compensation.

The Company has a defined benefit floor offset pension plan which covers substantially all hourly employees at the Warren facility. The plan, when combined with benefits from the Company's defined contribution plan which was frozen effective September 1, 1999 and benefits from a predecessor company's defined benefit pension plan, will provide a minimum level of pension benefits for eligible employees. Benefits are based on age and years of service, but not compensation. Under this plan, employees will receive upon retirement a monthly benefit equal to $35(Benefit Multiplier) times the number of years of service with WCI or its predecessors. As a result of the collective bargaining agreement effective September 1, 1999, the Benefit Multiplier will increase to $52.50 for years of service up to 30 and $70 for years of service in excess of 30 on September 1, 2001 and will further increase to $56.25 and $75, respectively, effective September 1, 2003. If the employee has at least 30 years of service at retirement, the monthly benefit is subject to certain minimums based on age at retirement. No named executive officer is eligible to participate in this plan.

     Postretirement Health Care Plans

WCI provides postretirement health care benefits to employees who retire while meeting certain age and service eligibility requirements. The Company has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of the Company and one of its subsidiaries to secure the Company's obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, the Company is permitted to pay current claims up to $8.5 million from the trust, after which time the Company will be required to pay claims from corporate assets.

ITEM 2.  PROPERTIES

WCI's Warren, Ohio facility, situated on approximately 1,100 acres, includes a blast furnace, a two vessel BOF shop, an LMF and a vacuum degasser, a twin-strand Continuous Caster, a 56-inch hot strip mill, 54-inch tandem and temper mills, annealing facilities, a silicon continuous annealing line, hot-dip galvanizing line and other finishing facilities. The blast furnace was relined during 1995 as part of its planned maintenance, a procedure which is performed on a routine basis every six to eight years.

Youngstown Sinter Company, a subsidiary of the Company, owns and operates a sinter plant located in Youngstown, Ohio on 51 acres. The sinter plant converts plant waste dusts and iron ore into resources useable in the blast furnace, reducing WCI's iron ore pellet feed requirements by approximately 27.9% in fiscal 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 1999.

                                 PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company is a direct wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). There is no established public trading market for the Company's common stock. Since December 1996, the Company has had one shareholder. The Company paid cash dividends four times during fiscal 1998 aggregating $14,100,000 and once during fiscal 1999 of $3,000,000. See Note 4 to the Consolidated Financial Statements, Part II, Item 8 for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA


                                            Fiscal Year Ended October 31,
                                   1995(1)    1996(2)    1997(3)     1998       1999(4)
                                (Dollars and tons in thousands, except per ton amounts)
Statement of Income Data:
 Net Sales.....................  $630,990   $660,801    $668,470   $665,741   $531,669
 Cost of products sold.........   544,789    550,609     547,545    560,951    468,170
                                 --------   --------    --------   --------   --------
 Gross margin..................    86,201    110,192     120,925    104,790     63,499
 Depreciation and amortization.    21,178     22,547      23,174     25,240     23,334
 Selling, general and
  administrative expenses......    19,675     22,074      29,355     17,343     14,613
                                 --------   --------    --------   --------   --------
 Operating income..............    45,348     65,571      68,396     62,207     25,552
 Interest expense..............    25,787     24,968      31,690     32,057     32,030
 Interest and other income.....     6,212      6,545       1,239      2,308      8,062
                                 --------   --------    --------   --------   --------
 Income before income taxes
  and extraordinary loss on
  early retirement of debt.....    25,773     47,148      37,945     32,458      1,584
 Income taxes..................    10,313     19,108      14,482     12,365     (4,279)
                                 --------   --------    --------   --------   --------
 Income before extraordinary
  loss on early retirement
  of debt......................  $ 15,460   $ 28,040    $ 23,463   $ 20,093   $  5,863
                                 ========   ========    ========   ========   ========
Other Operating Data:
 Net tons shipped..............     1,222      1,397       1,329      1,412      1,212
 Percent custom products.......      59.4%      57.9%       67.6%      62.4%      65.5%
 Average selling price per net
  ton shipped..................  $    516   $    473    $    503   $    471   $    439
 Average cost per net ton
  shipped......................       446        394         412        397        386
 Average gross margin per
  net ton shipped..............        71         79          91         74         52
 Average operating income per
  net ton shipped..............        37         47          51         44         21

Balance Sheet Data:
 Cash, cash equivalents and
  short-term investments.......  $106,548   $139,541    $ 18,989   $ 62,195   $ 76,349
 Working capital (excluding
  cash, cash equivalents and
  short-term investments)......    61,881     42,093      66,913     45,645     39,113
 Property, plant and equipment,
  net..........................   189,733    205,121     224,620    217,624    208,477
 Total assets..................   519,159    567,453     470,751    460,286    479,944
 Total debt (including current
  portion).....................   213,854    211,506     302,937    301,618    301,502
 Shareholder's equity (deficit)    59,495     79,880     (90,366)   (84,873)   (81,731)

------------------------
  (1)  Fiscal 1995 results were adversely impacted by a 54 day labor contract dispute and resulting work stoppage commencing September 1, 1995 and a 36 day blast furnace reline commencing on April 1, 1995.

  (2)  The Company's custom product mix and the results for fiscal 1996 were adversely impacted by a 54 day labor contract dispute and resulting work stoppage which was concluded on October 24, 1995.





  (3)  Fiscal 1997 statement of income reflects $8.6 million of compensation expenses related to the debt refinancing and equity redemption transactions effected in
       November 1997.

  (4)  Fiscal 1999 statement of income reflects an income tax benefit of $4.3 million resulting from the subchapter S election described in Note 1(g), a gain of $5.0 million resulting from an agreement with the USWA permitting the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits and a benefit of $7.5 million resulting from the LIFO inventory valuation method.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, references to a year are to the Company's fiscal year ended October 31.

During calendar year 1998, the United States experienced a significant increase in imports of steel products and in the third calendar quarter of 1998, steel imports reached record levels and reflected an increase of 56% over the comparable period of 1997. These imports totaled approximately 30.0% of domestic demand in calendar year 1998 compared to approximately 23.8% in calendar year 1997. While steel imports have been lower in calendar year 1999, they remain above historical levels and have totaled approximately 25.9% of domestic demand. On September 30, 1998, several domestic producers filed unfair trade cases against Japan, Russia and Brazil seeking anti-dumping duties on hot rolled steel imports. From April 1999 through July 1999 the U.S. Department of Commerce announced final antidumping duties and/or entered into agreements to suspend investigations in the cases against Japan, Russia and Brazil. On June 2, 1999 several domestic producers filed unfair trade cases against twelve countries concerning imports of cold rolled products. On July 19, 1999, the International Trade Commission (ITC) issued its preliminary determination that the domestic industry was being injured or threatened with injury as a result of imports from all of the countries. In November 1999, the U.S. Department of Commerce followed the ITC ruling by issuing preliminary antidumping duties in these cases. The Commerce Department also found critical circumstances with respect to certain producers and, if upheld in the final investigations, will require that duties imposed would apply retroactively to 90 days prior to the preliminary determination.

The unprecedented surge in imports created a supply imbalance in the domestic steel market and resulted in significant decreases in order intake rates, production levels and shipping volumes for domestic producers during late 1998 and early 1999, including WCI. The import surge also resulted in significant decreases in selling prices throughout 1999. The Company believes the pricing environment is improving and has announced price increases for January 1, 2000. However, due to continuing high levels of imports and the uncertainty created by the imports, no assurance can be given that such price increases will be realized.

RESULTS OF OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

Net sales in 1999 were $531.7 million on 1,212,259 tons shipped, representing a 20.1% decrease in net sales and a 14.2% decrease in tons shipped compared to 1998. Shipping volume decreased in 1999 due to the surge of imports in late 1998 which adversely effected shipping volume during the first quarter of 1999 and, to a lesser extent, the fourth quarter of 1998. In addition, the Company shipped 77,244 tons of lower value added semi-finished steel during 1998. Excluding semi-finished steel, net sales per ton shipped decreased 9.1% to $439 in 1999 compared to $483 for 1998, primarily as a result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steel accounted for 65.5% of shipments in 1999 compared to 66.0% in 1998.

Gross margin (sales less cost of goods sold) was $63.5 million in 1999 compared to $104.8 million in 1998. The decrease in gross margin reflects lower shipping volume and prices discussed above offset somewhat by lower production costs, raw material prices, and variable compensation expense.
In addition, gross margin was adversely impacted by the low level of operations during the first quarter of 1999 as a result of the import surge in late 1998. During the fourth quarter, the Company incurred $11.0 million of excess production costs as a result of the idling of much of the facility due to start-up problems after completion of planned maintenance outage at the blast furnace. The Company also recorded a LIFO inventory valuation benefit of $7.5 million in 1999 ($5.7 during the fourth quarter) compared to $2.7 million in 1998 ($0.8 million during the fourth quarter).

Operating income was $25.6 million, $21 per ton, for 1999 compared to $62.2 million, $44 per ton, for 1998. The decrease in operating income in 1999 reflects the lower gross margin discussed above offset by lower depreciation expense and a decrease in selling, general and administrative expenses in 1999 primarily due to lower variable compensation expense.

Interest and other income, net was $8.1 million in 1999 compared to $2.3 million in 1998. During the fourth quarter of 1999, the Company recorded a gain of $5.0 million as a result of an agreement with the United Steelworkers of America which permits the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits. This will also result in the Company recognizing an additional gain of approximately $2.9 million during the first quarter of fiscal year 2000.

As a result of the items discussed above, the Company had income before taxes of $1.6 million in 1999 compared to $32.5 million in 1998. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes and recognized an income tax benefit of $4.3 million during 1999 which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998.

Fiscal 1998 Compared to Fiscal 1997

Net sales in 1998 were $665.7 million on 1,412,490 tons shipped, representing a 0.4% decrease in net sales and a 6.3% increase in tons shipped compared to 1997. Shipping volume increased in 1998 due to the shipment of 77,244 tons of lower value added semi-finished steel compared with 22,642 tons in 1997. Shipments during the fourth quarter of 1998 were 308,284 tons compared to 341,020 tons in the comparable period in 1997. Shipments during the fourth quarter of 1998 were adversely affected by the surge in the amount of flat roll steel exported to the United States, as addressed above. Excluding semi-finished steel, net sales per ton shipped decreased 4.7% to $483 in 1998 compared to $507 for 1997, primarily as a result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steel accounted for 66.0% of shipments in 1998 compared to 68.8% in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

WCI's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company's primary sources of liquidity as of October 31, 1999 consisted of cash and cash equivalents of $76.3 million and available borrowing under its $100 million revolving credit agreement (Revolver).

The Revolver has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 2003. As of October 31, 1999, WCI had no borrowings outstanding under the Revolver, with a borrowing limit of $91.8 million based on eligible inventories and receivables, net of $6.1 million in outstanding letters of credit.

  Cash from Operations

Cash provided by operating activities was $28.7 million for 1999 compared to $74.1 million and $39.6 million for 1998 and 1997, respectively. The decrease in operating cash flow in 1999 compared to 1998 resulted primarily from a decrease in income before taxes as described previously and from changes in working capital.

As of October 31, 1999, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $11.9 million for 2000, $12.3 million for 2001 and $3.0 million thereafter.

  Capital Expenditures

Capital expenditures were $11.4 million, $15.6 million and $39.9 million during 1999, 1998 and 1997, respectively. Subject to market and business conditions, capital expenditures are expected to range between $20 million and $25 million in 2000. The higher level of capital investment in 1997 reflects expenditures on an upgrade of the Company's hot strip mill and the installation of a new hydrogen anneal facility. Management has funded the Company's capital expenditures in 1999, 1998 and 1997 through cash balances and cash provided by operating activities. At October 31, 1999, the Company had commitments for capital expenditures of approximately $5.9 million.

  Debt Transactions

Renco Steel is a holding company formed by Renco in January 1998 which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Renco Steel intends to meet its debt service obligations from its cash balances and earnings thereon and through distributions from the Company as permitted under the Company's outstanding indebtedness.

The Revolver and the indenture governing WCI's 10% Senior Secured Notes due 2004 contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

  Dividends

During 1999, the Company paid dividends of $3.0 million and expects that further dividends will be declared and paid up to the amount permitted under the Senior Secured Notes indenture. As of October 31, 1999, $0.2 million was available for dividends under the Senior Secured Notes indenture.

  Postretirement Benefit Plans

The Company provides postretirement health care and life insurance benefits to substantially all employees who retire from the Company upon meeting certain age and length of service eligibility requirements. Under terms of the Company's labor contract effective September 1, 1999, the Company is permitted to pay current claims up to $8.5 million from a trust established to fund future benefits after which time the Company will be required to pay claims from corporate assets. Claims paid by the Company totaled $3.1 million, $3.1 million and $2.4 million during 1999, 1998 and 1997, respectively.

The Company has a defined benefit pension plan which covers substantially all bargained for employees. Under this plan and the Company's now frozen defined contribution plan for hourly employees, the Company expensed $7.7 million in 1999. As a result of benefit increases included in the collective bargaining agreement with the USWA effective September 1, 1999, the Company expects to incur expenses under the plan of approximately $12.5 million in 2000. The Company contributed $6.7 million and $3.1 million to the plan during 1999 and 1998, respectively, and made minimal contributions to the plan during 1997. The Company expects to contribute approximately $4.2 million, $7.5 million and $24.0 million to the plan during 2000, 2001 and 2002, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods.

  Environmental Matters

WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring.

Capital expenditures for environmental control and monitoring were $0.4 million, $0.5 million and $0.8 million in 1999, 1998 and 1997, respectively.

Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $8.2 million, $9.6 million and $10.8 million for 1999, 1998 and 1997, respectively. Operating costs for fiscal 2000 for control and monitoring equipment are not expected to increase significantly from the prior periods.

Environmental laws and regulations continue to change and generally have become more stringent, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI's consolidated financial position and future results of operations.

  Year 2000 Business Matters

Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in or after the year 2000. Over the past several years, the Company has been assessing and modifying its business systems to be year 2000 ready and has completed the required program changes and the replacement/upgrading of purchased systems. The Company has completed testing of the applications and, after completing additional remediation on approximately 5% of the programs tested, has found them to be year 2000 ready. The Company completed a comprehensive enterprise-wide test for its business systems in March 1999. Based on the results of this test, the Company believes that its critical business systems are year 2000 ready. The Company has completed an inventory and assessment of its process control environment, including automation, instrumentation and components with embedded chips. The Company completed testing of the process control systems and components, including integration tests, during June 1999 and after completing additional remediation believes that its process control systems and components are year 2000 ready. The Company does not expect year 2000 issues related to its business systems or process control environment to cause any significant disruption to operations. The Company incurred $0.4 million of incremental costs to address year 2000 issues during 1999.

In conjunction with its efforts to achieve year 2000 readiness, the Company is also monitoring the status of the year 2000 readiness programs at its significant suppliers and business partners through questionnaires which were sent to each such entity. The Company has received responses from each of these entities. The Company has evaluated these responses and has made additional inquiries of critical suppliers to monitor the status of their year 2000 readiness efforts. The Company has used information learned from this process to develop its contingency plans to mitigate the impact that may occur if its critical suppliers are not year 2000 ready on a timely basis.

While the Company has developed contingency plans for the sourcing and transportation of raw material components critical to its operations, the Company is presently dependent on single sources for certain of its energy, raw materials and transportation needs. If certain vendors are unable to supply the raw materials, energy or transportation services on a timely basis in the year 2000, it could result in the Company being unable to operate or require the Company to operate at a reduced level.

  Labor Matters

Most of the Company's hourly employees are represented by the USWA, with which the Company has a five-year collective bargaining agreement effective September 1, 1999 that expires October 31, 2004. This contract provides for wage increases of approximately $.50 per hour effective September 1, 1999, $1 per hour effective September 1, 2001 and $1 per hour effective March 1, 2003.

This contract also provides for changes to the Company's defined benefit and defined contribution plans for hourly employees as previously described.

  Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. The Company adopted SOP 98-1 effective November 1, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results for the year ended October 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This new standard requires recognition of all derivatives as either assets or liabilities at fair value. The Company does not believe adoption of the standard will have a material effect on either financial position or results of operations. The Company plans to adopt the standard effective November 1, 2000, as required.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer; availability of qualified personnel; effects of future collective bargaining agreements; major equipment failures; and unanticipated problems encountered in the year 2000 readiness program. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       WCI STEEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 ( Dollars in thousands, except per share amount )
                                                           October 31,
                                                    ------------------------
                                                       1999           1998
                                                    ---------      ---------
ASSETS
Current assets
  Cash and cash equivalents.........................$  76,349      $  62,195
  Accounts receivable, less allowances for doubtful
    accounts of $874 and $904, respectively.........   57,846         48,724
  Inventories.......................................   83,247         87,140
  Deferred income taxes.............................        -          8,610
  Prepaid expenses and other current assets.........    6,236          1,144
                                                    ---------      ---------
       Total current assets.........................  223,678        207,813
Property, plant and equipment, net..................  208,477        217,624
Intangible pension asset, net.......................   31,895         14,972
Other assets, net...................................   15,894         19,877
                                                    ---------      ---------
            Total assets............................$ 479,944      $ 460,286
                                                    =========      =========
LIABILITIES and SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt.................$     122      $     116
  Accounts payable..................................   59,730         46,620
  Accrued liabilities...............................   48,364         53,237
                                                    ---------      ---------
       Total current liabilities....................  108,216         99,973

Long-term debt, excluding current portion...........  301,380        301,502
Deferred income taxes...............................        -         13,368
Postretirement health care benefits.................   99,706         92,738
Pension benefits....................................   38,635         23,524
Other liabilities...................................   13,738         14,054
                                                    ---------      ---------
            Total liabilities.......................  561,675        545,159
                                                    ---------      ---------
Shareholder's equity (deficit)
  Preferred stock, par value $1,000 per share, 5,000
    shares authorized, none issued. ................        -              -
  Common stock, no par value, stated value $.01 per
    share, 40,000,000 shares authorized, 100 shares
    issued and outstanding..........................        -              -
  Additional paid-in capital........................      279              -
  Accumulated deficit...............................  (82,010)       (84,873)
                                                    ---------      ---------
            Total shareholder's equity (deficit)....  (81,731)       (84,873)
Commitments and contingencies.......................        -              -
            Total liabilities and                   ---------      ---------
            shareholder's equity (deficit)..........$ 479,944      $ 460,286
                                                    =========      =========

See accompanying notes to consolidated financial statements.

                              WCI STEEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                  (Dollars in thousands)
                                                       Years ended October 31,
                                                  -------------------------------
                                                     1999       1998       1997
                                                  ---------  ---------  ---------
  Net sales.......................................$ 531,669  $ 665,741  $ 668,470
  Operating costs and expenses
   Cost of products sold..........................  468,170    560,951    547,545
   Depreciation and amortization..................   23,334     25,240     23,174
   Selling, general and administrative expenses...   14,613     17,343     29,355
                                                  ---------  ---------  ---------
                                                    506,117    603,534    600,074
                                                  ---------  ---------  ---------
     Operating income.............................   25,552     62,207     68,396
                                                  ---------  ---------  ---------
  Other income (expense)
   Interest expense...............................  (32,030)   (32,057)   (31,690)
   Interest and other income, net.................    8,062      2,308      1,239
                                                  ---------  ---------  ---------
                                                    (23,968)   (29,749)   (30,451)
                                                  ---------  ---------  ---------
     Income before income taxes and
       extraordinary loss.........................    1,584     32,458     37,945
  Income tax (benefit) expense....................   (4,279)    12,365     14,482
                                                  ---------  ---------  ---------
     Income before extraordinary loss.............    5,863     20,093     23,463
  Extraordinary loss on early retirement of
    debt, net of income taxes.....................        -          -     19,606
                                                  ---------  ---------  ---------
     Net income...................................$   5,863  $  20,093  $   3,857
                                                  =========  =========  =========









See accompanying notes to consolidated financial statements.

                               WCI STEEL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                                    (Dollars in thousands)

                                          Years ended October 31, 1999, 1998 and 1997
                                  ---------------------------------------------------------
                                                                                    Total
                                                                                    Share-
                                                    Additional Retained            holder's
                                  Preferred  Common  Paid-In   Earnings  Treasury  Equity
                                    Stock     Stock  Capital  (Deficit)   Stock    (Deficit)
                                  --------  -------- --------  --------  --------  --------

Balance at October 31, 1996.......       -  $    366  $   570  $ 80,144  $ (1,200) $ 79,880
Net income........................       -         -        -     3,857         -     3,857
Dividends paid on Common Stock....       -         -        -  (118,000)        -  (118,000)
Repurchase of Common Stock........       -      (366)    (901)  (56,867)    1,200   (56,934)
Other.............................       -         -      331         -         -       331
                                  --------  --------  -------  --------  --------  --------
Balance at October 31, 1997.......       -         -        -  $(90,866)        - $ (90,866)
Net income........................       -         -        -    20,093         -    20,093
Dividends paid on Common Stock....       -         -        -   (14,100)        -   (14,100)
                                  --------  --------  -------  --------  --------  --------
Balance at October 31, 1998.......       -         -        -  $(84,873)        -  $(84,873)
Net income........................       -         -        -     5,863         -     5,863
Dividends paid on Common Stock....       -         -        -    (3,000)        -    (3,000)
Capital contribution..............       -         -      279         -         -       279
                                  --------  --------  -------  --------  --------  --------
Balance at October 31, 1999.......       -         -      279  $(82,010)        -  $(81,731)
                                  ========  ========  =======  ========  ========  ========

See accompanying notes to consolidated financial statements.

                            WCI STEEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)

                                                   Years ended October 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................$   5,863  $  20,093  $   3,857
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization................   20,400     22,309     20,243
  Amortization of deferred maintenance costs...    2,934      2,931      2,931
  Amortization of financing costs..............    1,329      1,321      1,435
  Postretirement health care benefits..........    6,968      6,983      3,960
  Pension benefits.............................   (2,202)     1,583      5,101
  Provision for losses on accounts receivable..      (84)      (475)        64
  Deferred income taxes........................   (4,758)     5,449      5,581
  Extraordinary loss...........................        -          -     32,786
  Other........................................      429        142        356
  Cash provided (used) by changes in certain
   assets and liabilities
    Accounts receivable........................   (9,038)    16,953        603
    Inventories................................    3,893     19,153     (9,618)
    Prepaid expenses and other assets..........   (5,372)    (3,069)      (389)
    Accounts payable...........................   13,110    (17,503)   (15,015)
    Accrued liabilities........................   (4,483)       731     (2,878)
    Other liabilities..........................     (316)    (2,521)    (9,437)
                                               ---------  ---------  ---------
Net cash provided by operating activities......   28,673     74,080     39,580
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment...  (11,403)   (15,565)   (39,902)
  Gross proceeds from the sale of assets.......        -        110        135
  Short-term investments, net..................        -          -     49,146
                                               ---------  ---------  ---------
Net cash (used) provided by investing
  activities...................................  (11,403)   (15,455)     9,379
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of Senior Secured
    Notes......................................        -          -    290,103
  Repurchase of Senior Notes...................        -          -   (233,085)
  Repurchase of Common Stock...................        -          -    (56,934)
  Dividends paid...............................   (3,000)   (14,100)  (118,000)
  Principal payments on other long-term debt...     (116)    (1,319)    (2,449)
                                               ---------  ---------  ---------
Net cash used by financing activities..........   (3,116)   (15,419)  (120,365)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
  equivalents..................................   14,154     43,206    (71,406)
Cash and cash equivalents at beginning
  of year......................................   62,195     18,989     90,395
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year.......$  76,349  $  62,195  $  18,989
                                               =========  =========  =========
 Supplemental disclosure of cash flow
   information
      Cash paid for interest...................$  30,707  $  30,763  $  21,412
      Cash paid for income taxes ..............      974      2,050      8,306

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

    During 1999, sales to the Company's largest customer accounted for 11.3% of net sales. During 1998 and 1997, no single customer accounted for 10% or more of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI's shipments are to customers within 200 miles of its primary facility.

    Since its inception, the Company has had labor agreements with the United Steelworkers of America (USWA) and other organized labor organizations. The USWA represents approximately 75% of the Company's employees. The Company has a five-year agreement with the USWA that expires October 31, 2004.

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

    (f)  Other Assets

    Deferred financing costs, included in other non-current assets, are amortized using the effective yield method over the term of the related financing and deferred blast furnace maintenance costs, also included in other assets, are amortized using the straight-line method over a six-year period.

    (g)  Income Taxes

    On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary
    (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the "built in gains" provisions of the tax law, federal and state taxes may become payable and would be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. It is not management's present intention to trigger any taxes under the built-in-gain provisions of the tax law.

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

    (j)  Reclassification

    Certain items in the consolidated financial statements for 1998 and 1997 have been reclassified to conform to the 1999 presentation.

(2)  Inventories
-----------------------------------------------------------------------------
    Inventories consist of the following:
                                                October 31,
                                            1999           1998
                                          -----------------------
                                          (Dollars in thousands)
    Raw materials........................ $  33,811     $  36,259
    Finished and semi-finished product...    49,386        58,332
    Supplies.............................        50            86
                                          ---------     ---------
                                             83,247        94,677
    Less LIFO reserve....................         -         7,537
                                          ---------     ---------
                                          $  83,247     $  87,140
                                          =========     =========

(3) Property, Plant and Equipment
-----------------------------------------------------------------------------
    Property, plant and equipment is comprised of the following:

                                                October 31,
                                            1999           1998
                                          -----------------------
                                          (Dollars in thousands)
    Land and improvements................ $     435     $     435
    Buildings............................    27,449        27,445
    Machinery and equipment..............   332,320       327,353
    Construction in progress.............     5,379         3,821
                                          ---------     ---------
                                            365,583       359,054
    Less accumulated depreciation........   157,106       141,430
                                          ---------     ---------
                                          $ 208,477     $ 217,624
                                          =========     =========
(4)  Long-Term Debt
-----------------------------------------------------------------------------
     Long-term debt consists of the following:
                                                October 31,
                                            1999           1998
                                          -----------------------
                                          (Dollars in thousands)
    Senior Secured Notes with interest
      at 10% payable semi-annually,
      due 2004........................... $ 300,000     $ 300,000
    Revolving Credit Facility(Revolver)
      with interest at prime rate
      (8.25% at October 31, 1999)
      payable monthly....................         -             -
    Other................................     1,502         1,618
                                          ---------     ---------
                                            301,502       301,618
    Less current portion of long-term
      debt...............................       122           116
                                          ---------     ---------
                                          $ 301,380     $ 301,502
                                          =========     =========

    The $300 million 10% Senior Secured Notes due 2004 (Senior Secured Notes) are secured by a second priority lien on substantially all of the existing property, plant and equipment of the Company which will become a first priority lien if all of the 10.5% Senior Notes due 2002 (Senior Notes) are extinguished ($0.3 million currently outstanding). A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes becomes a first priority lien.

    The Company has a $100,000,000 Revolver secured by and subject to eligible inventories and receivables as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were no borrowings outstanding under the Revolver as of or during the year ended October 31, 1999. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had a borrowing limit of $91,817,000 based on eligible inventory and receivables net of $6,070,000 in letters of credit outstanding at October 31, 1999. The Revolver is subject to a penalty of $500,000 if terminated, without being refinanced with the same lender, prior to December 29, 2001 and $250,000 thereafter if terminated before October 31, 2003.

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

    The Company's Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company's assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements $175,000 was available for dividends and other transactions with affiliates at October 31, 1999.

    Aggregate principal payments on long-term debt for the five years subsequent to October 31, 1999 are as follows: $122,000 in 2000, $128,000 in 2001, $415,000 in 2002, $838,000 in 2003, and $300,000,000
    in 2004.

    As of October 31, 1999, the fair value of the Senior Secured Notes was $292,500,000 based on the quoted market price.

(5)   Accrued Liabilities
-----------------------------------------------------------------------------

    Accrued liabilities included employment related costs of $25,722,000 and $28,941,000 and interest of $12,522,000 and $12,528,000 at October
    31, 1999 and 1998, respectively.

(6)   Employee Compensation Plans
-----------------------------------------------------------------------------

    The Company has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on the Company's income as defined under each plan. Total expense under the plans was $2,670,000, $11,761,000 and $24,588,000, for the years ended October 31, 1999, 1998 and 1997, respectively. Certain amounts under these plans represent deferred compensation.

(7)   Pension Plans
-----------------------------------------------------------------------------

    The Company has defined contribution retirement plans under which it expensed approximately $5,223,000, $5,684,000 and $5,929,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

    The Company also has a defined benefit pension plan for substantially all hourly employees which provides minimum pension benefits based on age, years of service, and benefits provided under the Company's frozen defined contribution plan and a predecessor company's defined benefit plan. As a result of the collective bargaining agreement effective September 1, 1999 with the USWA, the plan was amended to provide an increase in pension benefits. The following table sets forth the actuarial present value of benefit obligations and funded status of the Company's defined benefit pension plan:
                                                            October 31,
                                                        1999          1998
                                                      ----------------------
                                                      (Dollars in thousands)

        Projected benefit obligation................. $ 69,196      $ 47,839
        Plan assets at fair value....................   25,909        19,015
                                                      --------      --------
        Projected benefit obligation in excess
          of plan assets.............................   43,287        28,824
        Unrecognized net gain from past experience
          different from that assumed and effects
          of changes in assumptions..................   25,654        15,846
        Unrecognized prior service cost..............  (57,953)      (31,480)
        Additional minimum liability.................   31,895        14,972
                                                      --------      --------
        Accrued pension cost.........................   42,883        28,162
        Less pension liability due within one year...    4,248         4,638
                                                      --------      --------
        Long-term pension liability.................. $ 38,635      $ 23,524
                                                      ========      ========

    An assumed discount rate of 7.5% and 7.0% and an expected return on plan assets of 9.0% and 8.5% in 1999 and 1998, respectively, were used for purposes of valuing the benefits under the defined benefit pension plan.

    The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:

                                                         1999         1998
                                                      ---------    ---------
                                                      (Dollars in thousands)
        Projected benefit obligation at
          beginning of year.......................... $  47,839    $  49,077
        Service cost.................................        96         (430)
        Interest cost................................     3,107        3,237
        Plan amendment...............................    30,230            -
        Actuarial gains..............................   (10,224)      (2,578)
        Benefits paid................................    (1,852)      (1,467)
                                                      ---------    ---------

        Projected benefit obligation at end of year.. $  69,196    $  47,839
                                                      =========    =========


    The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:


                                                         1999         1998
                                                      ---------   ----------
                                                      (Dollars in thousands)
        Plan assets at beginning of year............. $  19,015    $  15,930
        Actual return on assets......................     2,046        1,452
        Employer contributions.......................     6,700        3,100
        Benefits paid................................    (1,852)      (1,467)
                                                      ---------    ---------
        Plan assets at end of year..................  $  25,909    $  19,015
                                                      =========    =========


    The following table sets forth the components of pension expense:

                                                  Years Ended October 31,
                                             1999        1998         1997
                                          ----------------------------------
                                                (Dollars in thousands)

        Service cost..................... $      96   $    (430)   $    (332)
        Interest cost....................     3,107       3,237        3,404
        Expected return on plan assets...    (1,400)       (963)        (932)
        Amortization of unrecognized:
            Prior service cost...........     4,056       3,757        3,756
            Actuarial gain and losses, net   (1,361)       (918)        (770)
                                          ---------   ---------    ---------
                                          $   4,498   $   4,683    $   5,126
                                          =========   =========    =========

(8)   Postretirement Health Care Benefits
-----------------------------------------------------------------------------
    The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company's postretirement health care and life insurance plans:

                                                     Years Ended October 31,
                                                        1999          1998
                                                     -----------------------
                                                      (Dollars in thousands)

        APBO........................................ $ 124,535     $ 130,821
        Plan assets at fair value...................    18,090        12,953
                                                     ---------     ---------
        APBO in excess of plan assets...............   106,445       117,868
        Unrecognized prior service cost resulting
          from plan amendments......................    (4,059)       (5,459)
        Unrecognized net loss from past experience
          different from that assumed and from
          changes in assumptions....................    (2,680)      (19,671)
                                                     ---------     ---------
        Accrued postretirement benefit cost......... $  99,706     $  92,738
                                                     =========     =========



    The APBO was determined using a discount rate of 7.5% and 7.0% and an expected return on plan assets of 9.0% and 8.5% in 1999 and 1998, respectively, and an assumed health care cost trend rate of 7% in 2000, gradually declining to 5% after 2003. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 1999 would increase by $20,539,000 along with an increase in the 1999 service and interest cost components of $2,294,000. Assuming a 1% decrease in the health care cost trend rates the APBO at October 31, 1999 would decrease by $16,245,000 along with a decrease in the 1999 service and interest cost components of $1,784,000. The following table sets forth a reconciliation of the beginning and end of year APBO:

                                                        1999          1998
                                                     ---------     ---------
                                                      (Dollars in thousands)

        APBO at beginning of year................... $ 130,821     $ 108,998
        Service cost................................     3,357         3,068
        Interest cost...............................     8,670         8,441
        Actuarial (gains) losses, net...............   (14,937)       13,369
        Benefits paid...............................    (3,376)       (3,055)
                                                     ---------     ---------
        APBO at end of year......................... $ 124,535     $ 130,821
                                                     =========     =========

    The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:
                                                        1999         1998
                                                     ---------    ---------
                                                     (Dollars in thousands)

        Plan assets at beginning of year............ $  12,953    $   8,485
        Actual return on assets.....................     3,078        1,912
        Employer contributions......................     2,324        2,556
        Benefits paid...............................      (265)           -
                                                     ---------    ---------
        Plan assets at end of year.................. $  18,090    $  12,953
                                                     =========    =========

    Net periodic postretirement benefit costs included the following components:
                                                 Years Ended October 31,
                                              1999       1998        1997
                                          ---------------------------------
                                                  (Dollars in thousands)

        Service cost.....................$   3,357   $   3,068    $   2,232
        Interest cost....................    8,670       8,441        7,260
        Expected return on plan assets...   (1,281)       (804)        (333)
        Amortization of unrecognized:
          Prior service cost.............    1,400       1,400        1,400
          Actuarial (gain) loss..........      258         489         (317)
                                          --------    --------     --------
        Net periodic postretirement
          benefit cost...................$  12,404   $  12,594    $  10,242
                                         =========   =========    =========

(9)  Income Taxes
-----------------------------------------------------------------------------
    As a result of the change in tax status described in Note 1 (g), the Company recognized an income tax benefit of $4,279,000 during 1999, which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998. As of October 31, 1999, the Company's book bases in its assets and liabilities exceeded its tax bases by approximately $9,000,000.

    The provision for income tax expense for the years ended October 31, 1998 and 1997 is comprised of the following:
                                                        1998         1997
                                                     ---------    ---------
                                                     (Dollars in thousands)
        Federal income taxes
          Current................................... $   6,317    $   8,301
          Deferred..................................     5,009        4,461
        State income taxes
          Current...................................       599          600
          Deferred..................................       440        1,120
                                                     ---------    ---------
        Provision for
          income taxes.............................. $  12,365    $  14,482
                                                     =========    =========

    In addition to the above income taxes, the Company recognized $13,180,000 of current income tax benefits in 1997 related to the extraordinary loss on the early retirement of debt (see note 4).

    A reconciliation between income tax expense reported and income tax expense computed by applying the federal statutory rate to income before income taxes and extraordinary loss for the years ended 1998 and 1997 follows:

                                                        1998         1997
                                                     ---------    ---------
                                                     (Dollars in thousands)
        Income taxes at federal
            statutory rate.......................... $  11,360    $  13,282
        State income taxes, net of
           federal income tax benefit...............       675        1,118

        Other.......................................       330           82
                                                     ---------    ---------
                                                     $  12,365    $  14,482
                                                     =========    =========


    Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. Total deferred tax assets and liabilities amounted to approximately $50,461,000 and $55,219,000 as of October 31, 1998, respectively. The most significant items comprising the deferred tax assets were postretirement benefits of $31,141,000 and compensation accruals of $5,965,000 while deferred tax liabilities consist primarily of deferred taxes on inventory of $3,065,000 and fixed assets of $52,037,000. The Company had no valuation allowance for realization of deferred tax assets as of October 31, 1998.

(10)  Leases
-----------------------------------------------------------------------------
    The Company leases a portion of its operating and data processing equipment. Minimum future lease payments under noncancellable operating leases are $1,875,000, $1,392,000, $675,000, $403,000, $458,000 and
    $61,000 for the years ending October 31, 2000, 2001, 2002, 2003, 2004 and thereafter, respectively. Rent expense for noncancellable operating leases amounted to approximately $1,873,000, $1,811,000 and $1,386,000, for the years ended October 31, 1999, 1998 and 1997, respectively.

(11)  Related Party Transactions
-----------------------------------------------------------------------------
    The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2001. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 1999, 1998 and 1997.

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

    In fiscal 1999, 1998 and 1997, the Company incurred costs of approximately $1.7 million, $1.8 million and $1.7 million, respectively, under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

    Renco Steel is a holding company formed by Renco in January 1998 which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Renco Steel intends to meet its debt service obligations from its cash balances and earnings thereon and through distributions from the Company as permitted under the Company's outstanding indebtedness as described in Note 4.

(12)  Commitments and Contingencies
-----------------------------------------------------------------------------
    At October 31, 1999, the Company had commitments to purchase data processing services of approximately $13,985,000 in the aggregate over the remaining 2.5 years of its management information systems agreement and purchased services of approximately $5,627,000, $5,458,000 and $5,463,000 in 1999, 1998 and 1997, respectively, under the agreement.
    At October 31, 1999, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gases of approximately $11,918,000 in 2000, $12,278,000 in 2001 and $2,994,000
    thereafter. In addition, at October 31, 1999 the Company had commitments for capital expenditures of approximately $5,901,000.

    In common with much of the steel industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades. The Company is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste management. The Company has made and intends to continue to make the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations continue to change and have generally become more stringent, and the Company may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

    The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended over two years. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

    The Company was the defendant in an action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleged violations of RCRA, the Ohio Administrative Code (OAC) and the Company's hazardous waste management permit related to the Company's management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleged that from September 1988 to the present, the Company operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action sought a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments and other compliance measures under RCRA. A trial in the RCRA action was completed in June 1999 and the court rendered its decision in October 1999. The court's decision requires the Company to pay a $1 million cash penalty and denied the United States request for injunctive relief. In November 1999, the U.S. filed a motion for the court to reconsider its decision regarding injunctive relief which was denied. The court's decision is subject to appeal.

    As a condition of a previous RCRA operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company is currently undertaking the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), the initial phase of which is expected to be completed in 2000. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

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


(13)  Selected Quarterly Data (Unaudited)
-----------------------------------------------------------------------------
    The following is a summary of unaudited quarterly results for the years ended October 31, 1999 and 1998:

                                         Three Months Ended 1999
                            January 31    April 30    July 31    October 31
                         ----------------------------------------------------
                                         (Dollars in thousands)
   Net sales.............   $ 110,277   $ 139,115   $ 143,086   $ 139,191
   Gross margin..........       8,413      17,263      23,691      14,132
   Net income (loss).....      (3,383)        615       6,491       2,140

                                         Three Months Ended 1998
                            January 31    April 30    July 31    October 31
                         ----------------------------------------------------
                                         (Dollars in thousands)
   Net sales.............   $ 166,592   $ 177,860   $ 174,947   $ 146,342
   Gross margin..........      24,744      28,656      30,000      21,390
   Net income............       4,201       6,516       7,148       2,228


    During the three months ended January 31, 1999, the Company recognized an income tax benefit of $4,558,000 as a result of the subchapter S election described in Note 1(g). During the three months ended October 31, 1999 the Company recorded a benefit of $5,662,000 under the LIFO inventory valuation method. In addition, the Company recorded a gain of $5,046,000 as a result of an agreement with the USWA which permits the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits.

                         INDEPENDENT AUDITORS' REPORT



To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly-owned subsidiary of Renco Steel Holdings, Inc.) as of October 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles.


/S/ KPMG LLP
------------

KPMG LLP

Cleveland, Ohio
December 17, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III


ITEM 10.  DIRECTORS AND OFFICERS

The following table sets forth certain information regarding the directors and executive officers of the Company:

Name                               Age    Position
Ira Leon Rennert..................  65    Chairman of the Board and Director
Edward R. Caine...................  61    President and Chief Executive
                                            Officer
Patrick G. Tatom..................  49    Executive Vice President
David A. Howard...................  40    Vice President, Commercial
John P. Jacunski..................  34    Vice President, Finance and
                                            Chief Financial Officer
Patrick T. Kenney.................  59    Vice President, Operations
Brian J. Mitchell.................  55    Vice President, Environmental and
                                            Engineering


Ira Leon Rennert has been Chairman, Chief Executive Officer and principal shareholder of WCI's indirect parent company, Renco (including predecessors), since Renco's first acquisition in 1975, and Chairman of WCI since its formation in 1988. Renco holds controlling interests in a number of manufacturing and mining concerns operating in businesses not competing with WCI, including Renco Metals, Inc., AM General Corporation, The Doe Run Resources Corporation, Lodestar Holdings, Inc., and Renco Steel Holdings, Inc.,(WCI's parent company), for all of which he serves as a Director.


Edward R. Caine has been President and Chief Executive Officer since April 1, 1996. Mr. Caine was a Director of the Company from April 1, 1996 through December 16, 1996. Prior to joining WCI, Mr. Caine had 37 years of experience in the steel industry with U.S. Steel, most recently as General Manager of U.S. Steel's Fairfield, Alabama integrated steel operations from April 1991 to March 1996.


Patrick G. Tatom has served as Executive Vice President since June 1, 1999 and as Vice President, Commercial from November 1995 to May 1999, Vice President, Sales from February 1994 through October 1995, and General Manager of Sales from September 1988 to February 1994.


David A. Howard has served as Vice President, Commercial since June 1, 1999 and as Vice President, Sales from August 1998 through May 1999. Mr. Howard, who has been with the company since its inception in 1988, has held various positions within the Company, including Marketing Manager, Regional Sales Manager and General Manager of Sales.


John P. Jacunski has served as Vice President, Finance and Chief Financial Officer since November 1, 1999 and as Controller from May 1995 to October 1999. Prior to joining WCI, Mr. Jacunski was a manager with the accounting and consulting firm of KPMG LLP and had been with that firm in various capacities from September 1988 through April 1995.

Patrick T. Kenney has served as Vice President, Operations since June 1994 and, prior to that, as General Superintendent of Finishing
Operations of WCI since its inception.


Brian J. Mitchell has served as Vice President, Environmental and Engineering since June 1, 1999 and, prior to that, as General Superintendent of Primary Operations of WCI since its inception.

Since December 16, 1996, Mr. Rennert has been the sole Director of the
Company.

The sole director of the Company serves at the pleasure of the Company's sole shareholder, Renco Steel Holdings, Inc., for an unspecified term. The executive officers of the Company serve at the pleasure of the Company's sole director for an unspecified term.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 1999, 1998 and 1997:

                                       Summary Compensation Table
                                    Annual                  Long-term
                                Compensation (1)           Compensation
                               -----------------  ---------------------------
                      Fiscal                          LTIP        All Other
Name and Position      Year   Salary    Bonus      Payouts(2)   Compensation(3)
Ira Leon Rennert(4)... 1999      -         -            -          $1,200,000
 Chairman of the       1998      -         -            -           1,200,000
 Board                 1997      -         -            -           1,200,000

Edward R. Caine....... 1999  $261,425  $100,000     $  107,500     $   20,000
 President and Chief   1998   259,133   100,000        597,500         20,000
 Executive Officer     1997   259,133   100,000      5,900,000         25,370

Patrick G. Tatom...... 1999  $131,067  $ 50,000     $   43,000     $   12,501
 Executive Vice        1998   131,067    50,000        239,000         12,501
 President             1997   131,067    50,000      2,360,000         12,501

David A. Howard....... 1999  $114,551  $ 40,000     $   21,500     $    8,253
 Vice President,       1998    99,168    40,000         10,542          6,981
 Commercial            1997    92,385    25,000          8,333          6,656

John P. Jacunski...... 1999  $106,961  $ 27,908     $    2,213     $    6,564
 Vice President,       1998    87,910    15,462         10,542          5,395
 Finance and Chief     1997    82,936    17,500          8,333          5,089
 Financial Officer

Patrick T. Kenney..... 1999  $132,567  $ 50,000     $   43,000     $   16,413
 Vice President,       1998   132,567    50,000        239,000         16,413
 Operations            1997   132,567    50,000      2,360,000         16,413


----------------------

(1)     Value of perquisites and other personal benefits did not exceed the lesser of
        $50,000 or 10% of total salary and bonus per named executive officer.




(2)     The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's Net Worth Appreciation
        Agreement which provides that the executive officers receive a fixed percentage of any dividend paid by the Company.  See "Net Worth Appreciation Agreements."

(3)     The other compensation shown, except for Mr. Rennert for all periods (See note 4), consists of WCI contributions to a defined contribution pension plan.

(4)     Mr. Rennert receives no compensation directly from WCI.  He is Chairman of the Board and the principal stockholder of Renco which receives a management fee from WCI pursuant to a Management Consultant Agreement.  The amounts shown as all other compensation to Mr. Rennert are the management fees paid by WCI to Renco for each fiscal year.  See "Stock Ownership and Certain Relationships and Transactions."

Net Worth Appreciation Agreements

The named executive officers (with the exception of Mr. Rennert) are each parties to Net Worth Appreciation Agreements with the Company, pursuant to which each earns as deferred compensation a fixed percentage, ranging from 1.25% to 5%, of cumulative net income, as defined, during the term of their employment as executive officers. Assuming all of the Company's named executive officers had retired at October 31, 1999 and their respective maximum percentage had vested, an aggregate of $4,098,000 would have been payable to such executive officers pursuant to the Net Worth Appreciation Agreements.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 13, 1999 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of the Company during the last fiscal year, and by all directors and executive officers of the Company as a group. Except as otherwise noted, and subject to certain terms and conditions in the Renco Steel indenture and the related pledge agreement, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                  Beneficial Ownership
                                                                as of December 13, 1999
                                                                -----------------------
                                                                  Shares of
Name of Beneficial Owners and Address of 5% Beneficial Owners    Common Stock   Percent
Renco Steel Holdings, Inc....................................        100         100.0%
 1040 Pine Avenue, S.E.
 Warren, OH 44483

The Renco Group, Inc.(1).....................................        100         100.0%
 30 Rockefeller Plaza, Suite 4225
 New York, NY 10112

Ira Leon Rennert (1).........................................        100         100.0%
 c/o The Renco Group, Inc.
 30 Rockefeller Plaza, Suite 4225
 New York, NY 10112

All directors and executive officers as a group (7 persons)...       100         100.0%

--------------------

(1)     Renco is deemed to beneficially own the Common Stock of the Company owned by Renco Steel due to the ownership by Renco of all the outstanding shares of
        Common Stock of Renco Steel, and Mr. Rennert is deemed to beneficially own the
        Common Stock of the Company deemed owned by Renco due to the ownership through trusts established by him for himself and members of his family of all of the outstanding Common Stock of Renco.

By virtue of Renco Steel's ownership of all the outstanding shares of Common Stock of WCI and Renco's ownership of all the outstanding shares of Common Stock of Renco Steel, and Mr. Rennert's ownership of all the Common Stock of Renco, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of Common Stock, including the election of the Board of Directors.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2001 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 1999, WCI incurred management fees in the amount of $1,200,000. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

Under the terms of a tax sharing agreement, between WCI and Renco Steel, income taxes are allocated to WCI on a separate return basis except that transactions for the purchase of goods and services between WCI and its subsidiaries and Renco and its other subsidiaries are accounted for on a cash basis rather than on an accrual basis and WCI does not receive the benefit of net operating tax loss carryforwards, unless such tax losses were generated by the net tax timing differences between WCI's financial reporting and tax return treatment in calculating the allocation of income taxes. Renco Steel has agreed to indemnify WCI for any tax imposed on or paid by WCI in excess of the amount payable by WCI and its subsidiaries under the tax sharing agreement. On January 15, 1999 Renco elected subchapter S tax treatment effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). While in this status, the activity within the tax sharing agreement will be applicable only to prior years audit adjustments and/or current and future year state filings where QSSS is not recognized and multiple Renco subsidiaries operate.

To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability, workers' compensation (other than Ohio for which the Company is self insured) and casualty umbrella. The premiums for director and officer, fidelity, fiduciary, property, business interruption, auto liability and casualty umbrella are allocated by Renco substantially as indicated in the underlying policies. General and product liability and workers' compensation coverage (excluding the Ohio self insured program) are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Renco subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier's audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Renco subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Renco subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum.

In fiscal 1999, the Company incurred costs of approximately $1.7 million under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Documents Filed as a Part of This Report.

1. Consolidated Financial Statements.

The consolidated financial statements listed below together with the report thereon of the independent auditors dated December 17, 1999, are included in this report for ITEM 8. and is incorporated by reference herein.

      Consolidated Balance Sheets at October 31, 1999 and 1998.

      Consolidated Statements of Income for the fiscal years ended
                October 31, 1999, 1998 and 1997.

      Consolidated Statements of Shareholder's Equity (Deficit) for the fiscal years ended October 31, 1999, 1998 and 1997.

      Consolidated Statements of Cash Flows for the fiscal years ended
                October 31, 1999, 1998 and 1997.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:


Under date of December 17, 1999, we reported on the consolidated balance sheets of WCI Steel, Inc. and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1999, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II - Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ KPMG LLP
------------

KPMG LLP

Cleveland, Ohio
December 17, 1999


                                      WCI STEEL, INC. AND SUBSIDIARIES
                              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                     ALLOWANCE FOR DOUBTFUL ACCOUNTS
                            FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997.
                                         (DOLLARS IN THOUSANDS)


                                                      ADDITIONS
                                    BALANCE AT  ------------------------          BALANCE AT
                                    BEGINNING   CHARGED TO  CHARGES TO  DEDUCTIONS    END
CLASSIFICATION                       OF YEAR    EXPENSE (b)   OTHER        (c)      OF YEAR
--------------                      ----------- ----------- ----------  ---------- ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS (a):
Year ended October 31, 1999......   $  904       $  (84)          --      $  (54)   $  874

Year ended October 31, 1998......    1,627         (475)          --         248       904

Year ended October 31, 1997......    1,600           64           --          37     1,627

-------------------------

(a) Allowance for doubtful accounts is shown as a reduction of accounts receivable in the
    Company's Consolidated Financial Statements.

(b) Charges (credits) to expense for the provision for doubtful accounts.

(c) Trade receivables written-off.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December 1999.

                               WCI STEEL, INC.

                                  By:   /s/ Edward R. Caine
                                            ---------------
                                            Edward R. Caine
                                            President and Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of December, 1999.

      Signature                  Title

/s/ Ira Leon Rennert
    ----------------
    Ira Leon Rennert             Chairman of the Board and Director


/s/ Edward R. Caine
    ---------------
    Edward R. Caine              President and Chief Executive Officer
                                 (principal executive officer)

/s/ John P. Jacunski
    ----------------
    John P. Jacunski             Vice President, Finance and
                                  Chief Financial Officer
                                 (principal financial and accounting officer)



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

                                     Exhibit Index

 EXHIBIT
   NO.                                            DESCRIPTION
----------  --------------------------------------------------------------------------------

3.1           --Articles of Incorporation of the Registrant, filed April 13, 1998 and
                Articles of Amendment filed May 18, 1988, July 15, 1988, November 29, 1991,
                December 14, 1993 and July 13, 1994.(4)

3.2           --Code of Regulations of the Registrant, as amended December 16, 1996.(5)

4.1           --Indenture, dated as of December 14, 1993, among Renco Steel, Inc. (which subsequently was merged into the Registrant), as issuer, the Registrant, as guarantor, and Shawmut Bank Connecticut, National Association (now known as
                Fleet National Bank), as trustee, relating to the 10 1/2% Senior Notes Due
                2002, Series A and the 10 1/2% Senior Notes Due 2002, Series B of the
                Registrant containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior Notes).(2)

4.1.1         --First Supplemental Indenture to the indenture, dated as of December 14,
                1993, among Renco Steel, Inc. (which subsequently was merged into the
                Registrant), as issuer, the Registrant, as guarantor, and Shawmut Bank
                Connecticut, National Association (now known as Fleet National Bank), as trustee, relating to the 10 1/2% Senior Notes Due 2002, Series A and the 10
                1/2% Senior Notes Due 2002, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior
                Notes).(2)

4.1.2         --Second Supplemental Indenture to the indenture, dated as of November 27,
                1996, among WCI Steel, Inc., as issuer, the Registrant, as guarantor, and
                Fleet National Bank (formerly known as Shawmut Bank Connecticut, National
                Association) as trustee, relating to the 10 1/2% Senior Notes Due 2002,
                Series A and the 10 1/2% Senior Notes Due 2002, Series B of the Registrant
                (containing, as exhibits, specimens of the Series A Senior Notes and Series
                B Senior Notes).(5)

4.2           --Indenture, dated as of November 27, 1996, between the Registrant, as issuer, and Fleet National Bank, as trustee, relating to the 10% Senior Secured
                Notes due 2004, Series A, and the 10% Senior Secured Notes due 2004, Series
                B of the Registrant (containing, as exhibits, specimens of the Series A
                Senior Secured Notes and Series B Senior Secured Notes).(5)

10.1          --[Intentionally Omitted]

10.2.2        --Amended and Restated Net Worth Appreciation Agreement, effective November 1,
                1995, between the Registrant and Patrick T. Kenney.(5)

10.2.3        --Amended and Restated Net Worth Appreciation Agreement, effective November 1,
                1995, between the Registrant and Patrick G. Tatom.(5)

10.2.7        --Net Worth Appreciation Agreement, effective April 1, 1996, between the
                Registrant and Edward R. Caine.(5)

10.2.8        --Net Worth Appreciation Agreement, effective August 1, 1998, between the
                Registrant and David A. Howard. (7)

10.2.9        --Net Worth Appreciation Agreement, effective June 1, 1999, between the
                Registrant and John P. Jacunski.

10.3          --Management Consultant Agreement, dated October 1, 1992, between Registrant and The Renco Group, Inc.(1)

10.3.1        --Amendment No. 1, dated April 22, 1994, to Management Consultant
                Agreement.(3)


 EXHIBIT
   NO.                                            DESCRIPTION
----------  -------------------------------------------------------------------------------

10.4.11       --Intercreditor Agreement, dated November 27, 1996, between Fleet National
                Bank and Congress Financial Corporation.(5)

10.4.12       --Second Amended and Restated Loan and Security Agreement dated July 30,
                1999.(8)

10.4.13       --Guarantee by Registrant, WCI Steel Production Control Services Inc., WCI
                Steel Metallurgical Services Inc. and Niles Properties, Inc. in favor of
                Congress Financial Corporation and Security Pacific Business Credit, Inc.,
                dated October 31, 1997. (6)

10.4.14       --Guarantee by WCI Steel Production Control Services Inc., WCI Steel
                Metallurgical Services Inc. and WCI Steel Sales L.P. in favor of Congress
                Financial Corporation and Security Pacific Business Credit, Inc., dated
                October 31, 1997. (6)

10.5.1        --Intercreditor Agreement, dated November 27, 1996, among Fleet National Bank,
                Bank One Trust Company, N.A. and the Registrant.(5)

10.5.2        --Indemnification Agreement, dated as of November 27, 1996, between the
                Registrant and Bank One Trust Company, N.A. (5)

10.8          --Agreement, dated June 11, 1990, between the City of Youngstown, Ohio and
                Youngstown Sinter Company (with UDAG Grant Agreement).(1)

21            --List of Subsidiaries of Registrant.(6)

27            --Financial Data Schedule.

----------------

(1) Incorporated by reference to the same-numbered exhibit filed with the Company's
    Registration Statement on Form S-4, as amended (File No. 33-58648), originally filed with the Commission on February 23, 1993.

(2) Incorporated by reference to the same-numbered exhibit filed with the Company's
    Registration Statement on Form S-4 (File No. 33-74108), filed with the Commission on
    January 14, 1994.

(3) Incorporated by reference to same-numbered exhibit filed with the Company's
    Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-75722),
    filed with the Commission on April 28, 1994.

(4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October
    31, 1994 (File No. 1-13028).

(5) Incorporated by reference to same-numbered exhibit filed with the Company's
     Registration Statement on Form S-4, as amended (File No. 333-18019), originally filed with the Commission on December 17, 1996.

(6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October
     31, 1997 (File No. 333-18019).

(7) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October
    31, 1998 (File No. 333-18019).

(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended
     July 31, 1999.
