Form 10-Q
period 2000-01-31
WCI STEEL INC
filed 2000-02-24
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 333-18019

WCI STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1585405

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 Pine Ave., S.E., Warren, Ohio	44483-6528

(Address of principal executive offices)	(Zip Code)

(330) 841-8302

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Yes [X] No

      As of February 22, 2000, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI STEEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	January 31,	October 31,
	2000	1999

	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$66,789	$76,349

Accounts receivable, less allowances	62,207	57,846

Inventories	95,197	83,247

Prepaid expenses	6,540	6,236

Total current assets	230,733	223,678

Property, plant and equipment, net	205,105	208,477

Intangible pension assets, net	30,395	31,895

Other assets, net	14,866	15,894

Total assets	$481,099	$479,944

LIABILITIES and SHAREHOLDER’S EQUITY (DEFICIT)

Current liabilities

Current portion of long-term debt	$123	$122

Accounts payable	56,913	59,730

Accrued liabilities	41,152	48,364

Total current liabilities	98,188	108,216

Long-term debt, excluding current portion	301,349	301,380

Postretirement health care benefits	102,575	99,706

Pension benefits	38,844	38,635

Other liabilities	14,288	13,738

Total liabilities	555,244	561,675

Shareholder’s equity (deficit)

Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—

Common stock, no par value, stated value $.01 per share, 40 million shares authorized, 100 shares issued and outstanding	—	—

Additional paid-in capital	279	279

Accumulated deficit	(74,424)	(82,010)

Total shareholder’s equity (deficit)	(74,145)	(81,731)

Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$481,099	$479,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)
(Unaudited)

	Three months
	ended January 31,

	2000	1999

Net sales	$141,212	$110,277

Operating costs and expenses

Cost of products sold	119,180	101,864

Depreciation and amortization	5,844	5,802

Selling, general and administrative expenses	4,345	3,224

	129,369	110,890

Operating income (loss)	11,843	(613)

Other income (expense)

Interest expense	(7,995)	(8,010)

Interest and other income, net	3,738	682

	(4,257)	(7,328)

Income (loss) before income taxes	7,586	(7,941)

Income tax (benefit)	—	(4,558)

Net income (loss)	$7,586	$(3,383)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three months
	ended January 31,

	2000	1999

Cash flows from operating activities

Net income (loss)	$7,586	$(3,383)

Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation and amortization	5,110	5,070

Amortization of deferred maintenance costs	734	732

Amortization of financing costs	322	328

Postretirement health care benefits	2,869	1,825

Pension benefits	1,709	(411)

Deferred income taxes	—	(4,758)

Other	1,030	18

Cash provided (used) by changes in certain assets and liabilities

Accounts receivable	(4,361)	6,290

Inventories	(11,950)	3,296

Accounts payable	(2,817)	1,696

Accrued liabilities	(7,212)	(9,439)

Other assets and liabilities, net	218	(773)

Net cash (used) provided by operating activities	(6,762)	491

Cash flows from investing activities

Additions to property, plant and equipment	(2,768)	(2,337)

Net cash used by investing activities	(2,768)	(2,337)

Cash flows from financing activities

Principal payments on long-term debt	(30)	(29)

Net cash used by financing activities	(30)	(29)

Net decrease in cash and cash equivalents	(9,560)	(1,875)

Cash and cash equivalents at beginning of period	76,349	62,195

Cash and cash equivalents at end of period	$66,789	$60,320

Supplemental disclosure of cash flow information

Cash paid for interest	$15,166	$15,145

Cash paid for income taxes	—	583

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended January 31, 2000 and 1999
( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

      WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.

      These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 1999.

NOTE 2 : INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at January 31, 2000 and October 31, 1999 was as follows:

	January 31,	October 31,
	2000	1999

	(Unaudited)
	(Dollars in thousands)

Raw materials	$31,617	$33,811

Finished and semi-finished product	63,756	49,386

Supplies	124	50

	95,497	83,247

Less LIFO reserve	300	—

	$95,197	$83,247

NOTE 3 : ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

      In common with much of the steel industry, the Company’s facilities are located on sites that have been used for heavy industrial purposes for decades. The Company is and will continue to be subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste management. The Company has made and intends to continue to make the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations continue to change and have generally become more stringent, and the Company may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on the Company’s financial condition and results of operations.

      The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost between $1.7 million and $2.2 million that will be expended by late 2001. The largest of the projects to be undertaken as part of the settlement involves sediment removal from the Mahoning River at an estimated cost of $750,000 but not to exceed $1 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

      The Company was the defendant in an action instituted by DOJ on May 11, 1998 under the Resource Conservation and Recovery Act (RCRA), which alleged violations of RCRA, the Ohio Administrative Code and the Company’s hazardous waste management permit related to the Company’s management of alleged hazardous waste in surface impoundments at the Warren, Ohio facility. The action alleged that from September 1988 to the present, the Company operated hazardous waste management units at the Warren facility without the proper permits and in noncompliance with RCRA. This action sought a civil penalty of not more than the statutory maximum of $25,000 per day per violation ($27,500 per day per violation for violations since January 30, 1997) and also an injunction requiring closure of the surface impoundments and other compliance measures under RCRA. A trial in the RCRA action was completed in June 1999 and the court rendered its decision in October 1999. The court’s decision required the Company to pay a $1 million cash penalty which was paid during the first quarter of 2000 and denied the United States’ request for injunctive relief. The court’s decision is no longer subject to appeal.

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

      On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court’s decision to dismiss which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. Discovery regarding the NLRA claim is in process.

      In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business. A liability has been established for an amount, which the Company believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of the Company in a particular quarterly or annual period; however, the Company believes that the effect of such matters will not have a material adverse effect on the Company’s consolidated financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2000 Compared to
Three Months Ended January 31, 1999.

      Net sales for the three months ended January 31, 2000 were $141.2 million on 326,043 tons shipped, representing a 28% increase in net sales and a 35% increase in tons shipped compared to the three months ended January 31, 1999. Shipping volume for the 2000 period returned to more historical levels when compared to the 1999 period which was adversely affected by the surge of illegally dumped imports in late 1998. Net sales per ton shipped decreased 5.3% to $433 in the 2000 period compared to $457 for the 1999 period, primarily as a result of changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 59.9% of total shipments for the three months ended January 31, 2000 compared to 66.8% in the comparable period of 1999. The Company expects price improvements during the second quarter as a result of price increases effective January 1, 2000. In addition, the industry, including the Company, has announced price increases for April 1, 2000. However, due to the levels of imports and the uncertainty created by the imports, no assurance can be given that such price increases will be realized or sustained. The Company’s order backlog was 276,000 tons at January 31, 2000 compared to 283,000 tons at October 31, 1999 and 199,000 tons at January 31, 1999.

      Gross margin (sales less cost of goods sold) was $22.0 million for the three months ended January 31, 2000 compared to $8.4 million for the three months ended January 31, 1999. Gross margin was adversely impacted during the 1999 period by higher costs caused by production being significantly below capacity. The increase in gross margin reflects the higher shipping volume discussed above and lower production costs resulting from higher operating levels during the first quarter of 2000 which were offset somewhat by changes in product mix.

      Operating income was $11.8 million, or $36 per ton, for the three months ended January 31, 2000 compared to an operating loss of $0.6 million, or ($3) per ton, for the three months ended January 31, 1999. The increased operating income for the 2000 period reflects the higher gross margin discussed above partially offset by increased selling, general and administrative expenses primarily due to higher variable compensation costs.

      Interest and other income, net was $3.7 million for the three months ended January 31, 2000 compared to $0.7 million for the three months ended January 31, 1999. During the first quarter of 2000, the Company recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers of America which permits the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits. A like gain of $5.0 million was recorded in the fourth fiscal quarter of 1999. However, no further gains are expected to be recorded.

      As a result of the items discussed above, the Company had income before taxes of $7.6 million for the three months ended January 31, 2000 compared to a loss of $7.9 million for the three months ended January 31, 1999.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes. During the three months ended January 31, 1999 the Company recognized an income tax benefit of $4.6 million which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998.

Liquidity and Capital Resources

      WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, and interest expense.

      WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company’s primary sources of liquidity as of January 31, 2000 consisted of cash and cash equivalents of $66.8 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility). The Revolving Credit Facility has a maximum borrowing limit of $100 million, and is secured by eligible receivables and inventories, as defined therein, and expires on December 29, 2003. As of January 31, 2000, WCI had no borrowings outstanding under the Revolving Credit Facility, with a borrowing limit of $93.9 million based on eligible receivables and inventories, net of $6.1 million in outstanding letters of credit.

      Cash used by operating activities was $6.8 million for the three months ended January 31, 2000 compared to cash provided by operating activities of $0.5 million for the 1999 period. The lower operating cash flow in 2000 compared to 1999 resulted primarily from changes in working capital because of the low level of operations during the first quarter of 1999 offset somewhat by an increase in income before taxes as described above.

      Capital expenditures were $2.8 million and $2.3 million during the three months ended January 31, 2000 and 1999 respectively, and are expected to range between $20 million and $25 million for all of fiscal 2000. Management has funded capital expenditures in 2000 and 1999 through cash balances and cash provided by operating activities. At January 31, 2000, the Company had commitments for capital expenditures of approximately $6.0 million.

      The Revolving Credit Facility and the indenture governing the Company’s 10% Senior Secured Notes due 2004 (Senior Secured Notes) contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios which limit the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

      The Company paid no dividends during the three months ended January 31, 2000 and, under the terms of the Senior Secured Notes indenture, $4.0 million was available for dividends at January 31, 2000.

Year 2000 Business Matters

      WCI had no significant disruption to operations or business systems as a result of the transition from 1999 to 2000. WCI does not expect any material subsequent disruption to its operations or business systems from this transition.

Forward-Looking Statements

      This report includes “forward-looking statements” which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of pending environmental and other legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART II — OTHER INFORMATION

WCI STEEL, INC.

ITEM 1. LEGAL PROCEEDINGS

      United States v. WCI Steel, Inc.

      Reference is made to the description of this action contained in the Company’s annual report on Form 10-K for the year ended October 31, 1999 and as described in Note 3 to the condensed consolidated financial statements herein. With respect to the action instituted by DOJ May 11, 1998 under RCRA, the period for appealing the court’s ruling expired with no appeal being filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On January 5, 2000, Renco Steel Holdings, Inc., as sole shareholder of the Company, executed a written consent, in lieu of an annual meeting of shareholders, for the re-election of Ira Leon Rennert as chairman and sole director of the Company.

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

(a)	Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Reports on Form 8-K:

No report on Form 8-K was filed during the quarter ended January 31, 2000.

WCI STEEL, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC. (registrant)

Date: February 24, 2000	/S/ JOHN P. JACUNSKI __________________________ John P. Jacunski Vice President and Chief Financial Officer (principal financial officer)

WCI STEEL, INC.

EXHIBIT INDEX

Exhibit Number	Description

27.	Financial Data Schedule