Form 10-Q
period 2000-04-30
WCI STEEL INC
filed 2000-05-25
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000.

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

[  ] Yes   [X] No

      As of May 24, 2000, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI STEEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	April 30,	October 31,
	2000	1999

	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$93,084	$76,349

Accounts receivable, less allowances	61,397	57,846

Inventories	86,988	83,247

Prepaid expenses	2,815	6,236

Total current assets	244,284	223,678

Property, plant and equipment, net	203,295	208,477

Intangible pension asset, net	28,708	31,895

Other assets, net	18,830	15,894

Total assets	$495,117	$479,944

LIABILITIES and SHAREHOLDER’S EQUITY (DEFICIT)

Current liabilities

Current portion of long-term debt	$125	$122

Accounts payable	53,371	59,730

Accrued liabilities	53,999	48,364

Total current liabilities	107,495	108,216

Long-term debt, excluding current portion	301,317	301,380

Postretirement health care benefits	104,992	99,706

Pension benefits	38,350	38,635

Other liabilities	14,386	13,738

Total liabilities	566,540	561,675

Shareholder’s equity (deficit)
Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	0	0

Common stock, no par value, stated value $.01 per share, 40 million shares authorized, 100 shares issued and outstanding	0	0

Additional paid-in capital	279	279

Accumulated deficit	(71,702)	(82,010)

Total shareholder’s equity (deficit)	(71,423)	(81,731)

Commitments and contingencies	0	0

Total liabilities and shareholder’s equity (deficit)	$495,117	$479,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,

	2000	1999	2000	1999

Net sales	$156,149	$139,115	$297,361	$249,392

Operating costs and expenses

Cost of products sold	131,208	121,852	250,388	223,716

Depreciation and amortization	5,801	5,831	11,645	11,633

Selling, general and administrative expenses	4,232	3,517	8,577	6,741

	141,241	131,200	270,610	242,090

Operating income	14,908	7,915	26,751	7,302

Other income (expense)

Interest expense	(7,981)	(8,006)	(15,976)	(16,016)

Interest and other income, net	1,095	706	4,833	1,388

	(6,886)	(7,300)	(11,143)	(14,628)

Income (loss) before income taxes	8,022	615	15,608	(7,326)

Income tax (benefit)	0	0	0	(4,558)

Net income (loss)	$8,022	$615	$15,608	$(2,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended April 30,

	2000	1999

Cash flows from operating activities:

Net income (loss)	$15,608	$(2,768)

Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	10,177	10,168

Amortization of deferred maintenance costs	1,468	1,465

Amortization of financing costs	645	656

Postretirement health care benefits	5,286	3,343

Pension benefits	4,118	(1,643)

Deferred income taxes	0	(4,758)

Other	1,108	54

Cash provided (used) by changes in certain assets and liabilities

Accounts receivable	(3,551)	(4,997)

Inventories	(3,741)	15,208

Accounts payable	(6,359)	6,309

Accrued liabilities	4,419	(628)

Other assets and liabilities, net	(980)	(677)

Net cash provided by operating activities	28,198	21,732

Cash flows from investing activities:

Additions to property, plant and equipment	(6,103)	(5,639)

Cash flows from financing activities:

Principal payments on long-term debt	(60)	(57)

Dividends paid	(5,300)	0

Net cash used by financing activities	(5,360)	(57)

Net increase in cash and cash equivalents	16,735	16,036

Cash and cash equivalents at beginning of period	76,349	62,195

Cash and cash equivalents at end of period	$93,084	$78,231

Supplemental disclosure of cash flow information

Cash paid for interest	$15,331	$15,360

Cash paid for income taxes	21	769

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months and six months ended April 30, 2000 and 1999
( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

      WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 1999.

NOTE 2 : INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at April 30, 2000 and October 31, 1999 was as follows:

	April 30,	October 31,
	2000	1999

	(Unaudited)
	(Dollars in Thousands)

Raw materials	$20,431	$33,811

Finished and semi-finished product	67,443	49,386

Supplies	114	50

	87,988	83,247

Less LIFO reserve	(1,000)	0

	$86,988	$83,247

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

      As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), and has submitted its report to the EPA. The Company believes that additional sampling will be required to complete a full RFI and will negotiate the extent of the second phase with the EPA. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

      On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court’s decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. Discovery regarding the NLRA claim is in process.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2000 Compared to
Three Months Ended April 30, 1999.

      Net sales for the three months ended April 30, 2000 were $156.1 million on 349,745 tons shipped, representing a 12% increase in net sales and a 9% increase in tons shipped compared to the three months ended April 30, 1999. Shipping volume for the 2000 period returned to more historical levels when compared to the 1999 period. The 1999 period was adversely affected by the surge of illegally dumped imports that began in late 1998 and continued to affect the market until late in the second fiscal quarter of 1999. Net sales per ton shipped increased 2.5% to $446 in the 2000 period compared to $435 for the 1999 period, primarily as a result of price increases which became effective January 1, 2000 and to a lesser extent price increases which became effective April 1, 2000 offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 58.3% of total shipments for the three months ended April 30, 2000 compared to 66.9% in the comparable period of 1999. Due to the growth in customer inventory levels and the levels of imports and the uncertainty created by the imports, no assurance can be given that the price increases realized will be sustained. The Company’s order backlog was 234,000 tons at April 30, 2000 compared to 283,000 tons at October 31, 1999 and 252,000 tons at April 30, 1999.

      Gross margin (sales less cost of goods sold) was $24.9 million for the three months ended April 30, 2000 compared to $17.3 million for the three months ended April 30, 1999. The increase in gross margin reflects the higher shipping volume and prices discussed above offset somewhat by higher variable compensation expense.

      Operating income was $14.9 million, or $43 per ton, for the three months ended April 30, 2000 compared to operating income of $7.9 million, or $25 per ton, for the three months ended April 30, 1999. The increased operating income for the 2000 period reflects the higher gross margin discussed above partially offset by increased selling, general and administrative expenses primarily due to higher variable compensation costs.

      As a result of the items discussed above, the Company had income before taxes of $8.0 million for the three months ended April 30, 2000 compared to $0.6 million for the three months ended April 30, 1999.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Six Months Ended April 30, 2000 Compared to
Six Months Ended April 30, 1999

      Net sales for the six months ended April 30, 2000 were $297.4 million on 675,788 tons shipped, representing a 19% increase in net sales and a 21% increase in tons shipped compared to the six months ended April 30, 1999. Shipping volume for the 2000 period returned to more historical levels when compared to the 1999 period. The 1999 period was adversely affected by the surge of illegally dumped imports that began in late 1998 and continued to affect the market until late in the second fiscal quarter of 1999. Net sales per ton shipped decreased 1.1% to $440 in the 2000 period compared to $445 for the 1999 period, primarily as a result of a lower custom product mix offset somewhat by price increases which became effective January 1, 2000 and, to a lesser extent, April 1, 2000. Shipments of custom carbon, alloy and electrical steels accounted for 59.1% of total shipments for the six months ended April 30, 2000 compared to 66.9% in the comparable period of 1999.

      Gross margin (sales less cost of goods sold) was $47.0 million for the six months ended April 30, 2000 compared to $25.7 million for the six months ended April 30, 1999. Gross margin was adversely impacted during the 1999 period by higher costs caused by production being significantly below capacity. The increase in gross margin reflects the higher shipping volume and prices discussed above and lower production costs resulting from higher operating levels during the 2000 period.

      Operating income was $26.8 million, or $40 per ton, for the six months ended April 30, 2000 compared to operating income of $7.3 million, or $13 per ton, for the six months ended April 30, 1999. The increased operating income for the 2000 period reflects the higher gross margin discussed above partially offset by increased selling, general and administrative expenses primarily due to higher variable compensation costs.

      Interest and other income, net was $4.8 million for the six months ended April 30, 2000 compared to $1.4 million for the six months ended April 30, 1999. During the first quarter of 2000 the Company recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers of America. That agreement permitted the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits.

      As a result of the items discussed above, the Company had income before taxes of $15.6 million for the six months ended April 30, 2000 compared to a ($7.3) million loss for the six months ended April 30, 1999.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes. For the 1999 period, the Company recognized an income tax benefit of $4.6 million during the three months ended January 31, 1999 which included the elimination of net deferred tax liabilities recorded as of October 31, 1998.

Liquidity and Capital Resources

      WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, and interest expense. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company’s primary sources of liquidity as of April 30, 2000 consisted of cash and cash equivalents of $93.1 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility). The Revolving Credit Facility has a maximum borrowing limit of $100 million, and is secured by eligible receivables and inventories, as defined therein, and expires on December 29, 2003. As of April 30, 2000, WCI had no borrowings outstanding under the Revolving Credit Facility, with a borrowing limit of $93.9 million based on eligible receivables and inventories, net of $6.1 million in outstanding letters of credit.

      Cash provided by operating activities was $28.2 million for the six months ended April 30, 2000 compared to $21.7 million for the 1999 period. The higher operating cash flow in 2000 compared to 1999 resulted primarily from an increase in income before taxes and non-cash postretirement benefits offset somewhat by changes in working capital.

      Capital expenditures were $6.1 million and $5.6 million during the six months ended April 30, 2000 and 1999 respectively, and are expected to be approximately $20 million for all of fiscal 2000. Management has funded capital expenditures in 2000 and 1999 through cash balances and cash provided by operating activities. At April 30, 2000, the Company had commitments for capital expenditures of approximately $5.1 million.

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

      The Company paid dividends of $5.3 million during the six months ended April 30, 2000 and, under the terms of the Senior Secured Notes indenture, $2.7 million was available for dividends at April 30, 2000.

Forward-Looking Statements

      This report includes “forward-looking statements” which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of steel or steel products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART II — OTHER INFORMATION

WCI STEEL, INC.

ITEM 1. LEGAL PROCEEDINGS

      For information as to the environmental matters and as to the employee litigation described in the Company’s Form 10-K for the year ended October 31, 1999, see Part I, Note 3 to Item 1, Financial Statements.

      United States v. WCI Steel, Inc.

      Reference is made to the description of this action contained in the Company’s annual report on Form 10-K for the year ended October 31, 1999. As reported in the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2000, with respect to the action instituted by DOJ May 11, 1998 under RCRA, the period for appealing the court’s ruling expired with no appeal being filed.

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

      (a)    Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

      (b)    Reports on Form 8-K:

No report on Form 8-K was filed during the quarter ended April 30, 2000.

WCI STEEL, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC.
(registrant)

Date: May 25, 2000	/S/ JOHN P. JACUNSKI

John P. Jacunski
Vice President and Chief Financial Officer
(principal financial officer)

WCI STEEL, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.2.10	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Edward R. Caine.

10.2.11	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Patrick G. Tatom.

10.2.12	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Patrick T. Kenney.

10.2.13	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Brian J. Mitchell.

10.2.14	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and David A. Howard.

27.	Financial Data Schedule