Form 10-Q
period 2000-07-31
WCI STEEL INC
filed 2000-08-31
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000.

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

[ ] Yes   [X] No

      As of August 30, 2000, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI STEEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	July 31,	October 31,
	2000	1999

	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$88,859	$76,349

Accounts receivable, less allowances	52,926	57,846

Inventories	93,635	83,247

Prepaid expenses	306	6,236

Total current assets	235,726	223,678

Property, plant and equipment, net	204,455	208,477

Intangible pension asset, net	27,115	31,895

Other assets, net	17,880	15,894

Total assets	$485,176	$479,944

LIABILITIES and SHAREHOLDER’S EQUITY (DEFICIT)

Current liabilities

Current portion of long-term debt	$127	$122

Accounts payable	52,060	59,730

Accrued liabilities	44,747	48,364

Total current liabilities	96,934	108,216

Long-term debt, excluding current portion	301,285	301,380

Postretirement health care benefits	108,575	99,706

Pension benefits	36,739	38,635

Other liabilities	14,566	13,738

Total liabilities	558,099	561,675

Shareholder’s equity (deficit)

Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	0	0

Common stock, no par value, stated value $.01 per share, 40 million shares authorized, 100 shares issued and outstanding	0	0

Additional paid-in capital	279	279

Accumulated deficit	(73,202)	(82,010)

Total shareholder’s equity (deficit)	(72,923)	(81,731)

Commitments and contingencies	0	0

Total liabilities and shareholder’s equity (deficit)	$485,176	$479,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,

	2000	1999	2000	1999

Net sales	$140,726	$143,086	$438,087	$392,478

Operating costs and expenses

Cost of products sold	122,258	119,395	372,646	343,111

Depreciation and amortization	5,837	5,855	17,482	17,488

Selling, general and administrative expenses	4,060	4,076	12,637	10,817

	132,155	129,326	402,765	371,416

Operating income	8,571	13,760	35,322	21,062

Other income (expense)
Interest expense	(7,983)	(8,031)	(23,959)	(24,047)

Interest and other income, net	1,812	762	6,645	2,150

	(6,171)	(7,269)	(17,314)	(21,897)

Income (loss) before income taxes	2,400	6,491	18,008	(835)

Income tax (benefit)	0	0	0	(4,558)

Net income	$2,400	$6,491	$18,008	$3,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended July 31,

	2000	1999

Cash flows from operating activities:

Net income	$18,008	$3,723

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	. 15,276	15,290

Amortization of deferred maintenance costs	2,206	2,198

Amortization of financing costs	968	1,006

Postretirement health care benefits	8,869	5,039

Pension benefits	4,053	(2,514)

Deferred income taxes	0	(4,758)

Other	1,150	103

Cash provided (used) by changes in certain assets and liabilities

Accounts receivable	4,920	(12,653)

Inventories	(10,388)	895

Accounts payable	(7,670)	8,291

Accrued liabilities	(4,786)	(8,513)

Other assets and liabilities, net	1,598	(436)

Net cash provided by operating activities	34,204	7,671

Cash flows from investing activities:

Additions to property, plant and equipment	(12,404)	(7,970)

Cash flows from financing activities:

Principal payments on long-term debt	(90)	(87)

Dividends paid	(9,200)	0

Net cash used by financing activities	(9,290)	(87)

Net increase (decrease) in cash and cash equivalents	12,510	(386)

Cash and cash equivalents at beginning of period	76,349	62,195

Cash and cash equivalents at end of period	$88,859	$61,809

Supplemental disclosure of cash flow information

Cash paid for interest	$30,483	$30,533

Cash paid for income taxes	21	971

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months and nine months ended July 31, 2000 and 1999
( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

      WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

      These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 1999.

NOTE 2 : INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The composition of inventories at July 31, 2000 and October 31, 1999 was as follows:

	July 31,	October 31,
	2000	1999

	(Unaudited)
	(Dollars in Thousands)

Raw materials	$25,934	$33,811

Finished and semi-finished product	69,113	49,386

Supplies	89	50

	95,136	83,247

Less LIFO reserve	(1,501)	0

	$93,635	$83,247

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2000 Compared to
Three Months Ended July 31, 1999.

      Net sales for the three months ended July 31, 2000 were $140.7 million on 308,912 tons shipped, representing a 1.6% decrease in net sales and a 5.9% decrease in tons shipped compared to the three months ended July 31, 1999. Shipping volume for the 2000 period was lower due primarily to customers reducing the level of their inventories. Net sales per ton shipped increased 4.6% to $456 in the 2000 period compared to $436 for the 1999 period, primarily as a result of price increases which became effective January 1, 2000 and to a lesser extent price increases which became effective April 1, 2000. Shipments of custom carbon, alloy and electrical steels accounted for 62.3% of total shipments for the three months ended July 31, 2000 compared to 66.6% in the comparable period of 1999.

      Gross margin (sales less cost of goods sold) was $18.5 million for the three months ended July 31, 2000 compared to $23.7 million for the three months ended July 31, 1999. The decrease in gross margin reflects the lower shipping volume discussed above and increased production costs as a result of planned maintenance at the company’s hot strip mill and other operating units and the effect of lower production volume offset somewhat by increased selling prices.

      Operating income was $8.6 million, or $28 per ton, for the three months ended July 31, 2000 compared to operating income of $13.8 million, or $42 per ton, for the three months ended July 31, 1999. The decreased operating income for the 2000 period reflects the lower gross margin discussed above.

      Interest and other income, net were $1.8 million for the three months ended July 31, 2000 compared to $0.8 million for the three months ended July 31, 1999. This increase is due primarily to higher cash balances in the 2000 quarter compared to 1999.

      As a result of the items discussed above, the Company had income before taxes of $2.4 million for the three months ended July 31, 2000 compared to $6.5 million for the three months ended July 31, 1999.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Nine Months Ended July 31, 2000 Compared to
Nine Months Ended July 31, 1999

      Net sales for the nine months ended July 31, 2000 were $438.1 million on 984,700 tons shipped, representing a 11.6% increase in net sales and a 10.8% increase in tons shipped compared to the nine months ended July 31, 1999. The 1999 period was adversely affected by a surge of imports that began in late 1998 and continued to affect the market until late in the second fiscal quarter of 1999. Net sales per ton shipped increased 1.0% to $445 in the 2000 period compared to $441 for the 1999 period, primarily as a result of price increases which became effective January 1, 2000 and, to a lesser extent, April 1, 2000, offset somewhat by a lower custom product mix. Shipments of custom carbon, alloy and electrical steels accounted for 60.1% of total shipments for the nine months ended July 31, 2000 compared to 66.7% in the comparable period of 1999.

      Gross margin (sales less cost of goods sold) was $65.4 million for the nine months ended July 31, 2000 compared to $49.4 million for the nine months ended July 31, 1999. The increase in gross margin reflects the higher shipping volume and prices discussed above.

      Operating income was $35.3 million, or $36 per ton, for the nine months ended July 31, 2000 compared to operating income of $21.1 million, or $24 per ton, for the nine months ended July 31, 1999. The increased operating income for the 2000 period reflects the higher gross margin discussed above partially offset by increased selling, general and administrative expenses primarily due to higher variable compensation costs.

      Interest and other income, net was $6.6 million for the nine months ended July 31, 2000 compared to $2.2 million for the nine months ended July 31, 1999. During the first quarter of 2000 the Company recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers of America, which permitted the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits. In addition, interest income increased $1.3 million due primarily to higher cash balances in the 2000 period compared to 1999.

      As a result of the items discussed above, the Company had income before taxes of $18.0 million for the nine months ended July 31, 2000 compared to a ($0.8) million loss for the nine months ended July 31, 1999.

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

Liquidity and Capital Resources

      WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement healthcare and pension funding, and interest expense. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company’s primary sources of liquidity as of July 31, 2000 consisted of cash and cash equivalents of $88.9 million and available borrowing under its $100 million revolving credit facility (Revolving Credit Facility). The Revolving Credit Facility has a maximum borrowing limit of $100 million, and is secured by eligible receivables and inventories, as defined therein, and expires on December 29, 2003. As of July 31, 2000, WCI had no borrowings outstanding under the Revolving Credit Facility, with a borrowing limit of $93.9 million based on eligible receivables and inventories, net of $6.1 million in outstanding letters of credit.

      Cash provided by operating activities was $34.2 million for the nine months ended July 31, 2000 compared to $7.7 million for the 1999 period. The higher operating cash flow in 2000 compared to 1999 resulted primarily from an increase in income before taxes and non-cash postretirement benefits offset somewhat by changes in working capital.

      Capital expenditures were $12.4 million and $8.0 million during the nine months ended July 31, 2000 and 1999 respectively, and are expected to be approximately $16 million for all of fiscal 2000. Management has funded capital expenditures in 2000 and 1999 through cash balances and cash provided by operating activities. At July 31, 2000, the Company had commitments for capital expenditures of approximately $3.6 million.

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

      The Company paid dividends of $9.2 million during the nine months ended July 31, 2000 and, under the terms of the Senior Secured Notes indenture, there was no remaining availability for dividends at July 31, 2000.

Outlook

      While the U.S. economy remains strong, some evidence of slowing growth is appearing. The slowing growth is expected to reduce steel consumption in the second half of calendar year 2000. This, in conjunction with customers reduction in inventory levels and continued high levels of steel imports, has resulted in significant declines in market prices for the third calendar quarter of 2000. Imports are entering the domestic market at near record levels, approaching the levels during the 1998 crisis, on an annualized basis. WCI expects shipments in the fourth quarter to be slightly lower compared to the third quarter of 2000 at reduced transaction prices. The Company’s order backlog declined to 187,467 tons at July 31, 2000 compared to 283,306 tons at October 31, 1999 and 254,903 tons at July 31, 1999 reflecting the weakening demand, customer inventory reductions and continued high levels of imports. As a result of these conditions, the Company expects to incur a loss in the fourth quarter.

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

No report on Form 8-K was filed during the quarter ended July 31, 2000.

WCI STEEL, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC.
(registrant)

Date: August 31, 2000	/S/ JOHN P. JACUNSKI

John P. Jacunski Vice President and Chief Financial Officer (principal financial officer)

WCI STEEL, INC.

EXHIBIT INDEX

Exhibit Number	Description

27.	Financial Data Schedule