Form 10-K405
period 2000-10-31
WCI STEEL INC
filed 2000-12-15
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000.

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

[X] Yes   [  ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   [X]

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 15, 2000 was $0.

WCI STEEL, INC. AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

General

      WCI Steel, Inc. (WCI or Company), a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988 and commenced operations on September 1, 1988. WCI’s primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities owned by subsidiaries located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 185 grades of flat rolled custom and commodity steel products. Total shipments were 1,265,895 tons in fiscal 2000 and 1,212,259 tons in fiscal 1999. Custom flat rolled products, which include high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel, constituted approximately 52.1% of net tons shipped during fiscal 2000 and 56.6% during fiscal 1999 (see “Overview” below for a discussion of custom products). Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers. See discussion of possible transaction involving certain assets of Acme Steel Company in Note 12 to Consolidated Financial Statements, Item 8.

Products

   Overview

      WCI produces a wide range of custom flat rolled steel products, including high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel. WCI’s custom products are characterized by small order quantities, specialized chemistries, narrow widths and value added processing, with an emphasis on customer specific quality requirements and delivery performance and generally have less competition due to these characteristics.

      WCI’s commodity steel product sales consist principally of hot and cold rolled low carbon sheet steel, other high strength applications and light gauge galvanize products. Due to significant increases in capacity for the production of light gauge galvanize steel and increased competition in other high strength steels, WCI no longer considers these products to be custom products. Export sales were approximately 2% of net sales during the last three fiscal years.

      The table below shows the impact of the change in classification in both the total tons and the associated reduction in the Custom Product percentage for the previous three fiscal years.

	Net Tons Shipped

	Fiscal years ended October 31,

	1999		1998		1997

High strength	48,639		56,604		64,404

Light gauge galvanize	59,135		80,577		96,344

Total tons reclassified to Commodity Products	107,774	8.9%	137,181	9.7%	160,748	12.1%

Previously reported Custom Product tons and %	794,205	65.5%	881,194	62.4%	898,594	67.6%

Revised Custom Product tons and %	686,431	56.6%	744,013	52.7%	737,846	55.5%

      The table below shows the Company’s product mix for the last three years and has been restated to reflect the change in custom product classification.

	Net Tons Shipped			Percent of Total

	Fiscal Year Ended			Fiscal Year Ended
	October 31,			October 31,
	2000	1999	1998	2000	1999	1998

CUSTOM PRODUCTS:

Hot Rolled	394,213	403,535	427,568	31.1%	33.3%	30.3%

Cold Rolled	19,929	13,902	17,977	1.6%	1.1%	1.3%

Coated products	245,969	268,994	298,468	19.4%	22.2%	21.1%

Total Custom Products	660,111	686,431	744,013	52.1%	56.6%	52.7%

Total Commodity Products	605,784	525,828	668,477	47.9%	43.4%	47.3%

Total Steel Products	1,265,895	1,212,259	1,412,490	100.0%	100.0%	100.0%

Custom Products

      High Carbon, Alloy, Ultra High Strength —WCI has developed markets for high carbon, alloy and ultra high strength steel products that are sold to strip converters, steel service centers, and automobile and automotive parts manufacturers. Products required by the strip converter customers are characterized by small order quantities, relatively narrow widths and specific metallurgical properties. WCI presently produces over 100 specialized chemistries for these markets.

      WCI’s customers in this sector, in turn, supply end-users which have highly specific product needs requiring the strip converter to order steel with close gauge tolerances, minimal crown profiles, critical surface qualities and, in certain cases, in narrow widths.

      In the high carbon and alloy market, WCI competes with several other domestic integrated and minimill producers, as well as, various steel producers in Canada, Europe and Japan. In the ultra high strength market, WCI competes with several integrated mills.

      Silicon—Silicon electrical steel is sheet steel that exhibits certain electrical or magnetic properties. The magnetic properties of this product permit electric motors to run at high speeds for extended periods of time with greater efficiency while minimizing heat loss.

      The market for electrical sheet steel can be divided into two main segments: grain oriented silicon sheet and non-grain oriented silicon sheet. The distinction between grain and non-grain oriented silicon sheet pertains to the electrical properties of the steel. WCI’s silicon annealing line is designed for production of non-grain oriented silicon sheet and all of WCI’s silicon shipments are in this segment. Presently, there is one domestic competitor in this segment and several foreign competitors. In addition, the Company’s product also competes with cold rolled motor laminations produced by several other integrated steelmakers, which have been developed as a substitute product for silicon steel in certain applications.

      Heavy gauge galvanize—Galvanize steel is zinc-coated sheet steel produced on WCI’s hot dipped galvanizing line. The market for galvanize sheet steel is divided into two broad categories: heavy and light gauge steel. Heavy gauge galvanize steel, which is generally hot rolled based, is used in the manufacture of electrical boxes, culvert coil, construction hardware, HVAC components and automotive stampings, as well as many other end uses.

      WCI’s galvanize finishing line is well suited to produce heavy gauge hot rolled steel. WCI competes with several other integrated producers and minimills, as well as independent producers in the heavy gauge galvanize steel market.

Commodity Products

      In fiscal 2000, WCI shipped 605,784 tons in the aggregate of sheet and strip products consisting of hot and cold rolled low carbon, other high strength and light gauge galvanize steel, which represented approximately 48% of the Company’s net tons shipped. Hot rolled low carbon and high strength sheet is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled low carbon and light gauge galvanize sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers, minimills, and independent producers.

Marketing

      WCI’s marketing, sales and customer service functions are coordinated through three wholly-owned subsidiaries, WCI Steel Sales LP (WCI Sales), WCI Steel Metallurgical Services Inc. (WCI Metallurgical Services) and WCI Steel Production Control Services Inc. (WCI Production Services).

      WCI Sales is responsible for developing and implementing a sales and marketing strategy aimed at increasing the sales of custom steel products and building the strategic customer base. WCI Sales employs a direct sales force covering approximately 250 active accounts and other potential steel accounts within WCI’s geographic market. Over 50% of WCI Sales’ shipments are to customers within 200 miles of the Warren facility, and as a result of this concentration of active and potential customers in its service area, WCI Sales believes that it has a competitive advantage over competitors located farther away.

      Sales outside WCI’s geographic market are made through independent sales representatives on a commission basis. Although transportation costs can be prohibitive at extreme distances from the Warren facility, select custom products are competitively priced outside WCI Sales normal target markets. WCI Sales believes that independent sales representatives provide the most cost-effective method to access these customers. Approximately 3.7% of WCI Sales’ volume in fiscal 2000 was sold through the independent sales representatives.

      Marketing and pricing are centralized at the Warren facility, where the marketing strategy and pricing levels are established for all WCI products. WCI Sales has a marketing staff that works closely with the sales and technical service representatives to coordinate the implementation of the sales and marketing strategy.

      WCI Metallurgical Services is responsible for developing the specialized chemistries that support WCI’s custom product mix. In addition, WCI Metallurgical has a staff of technical service representatives with strong metallurgical and technical backgrounds who assist the sales force in the field. Together, WCI believes the sales force and the technical staff comprise a knowledgeable team qualified to identify and meet customer needs.

      WCI Production Services provides order entry and order status services to assist WCI Sales in meeting customer needs. WCI Production Services provides customer service and utilizes a fully automated computerized sales network that provides the sales force and customers with product specifications and timely order status information.

Customers

      WCI’s customer base is dominated by steel converters and steel service centers, which in fiscal 2000 represented 74.0% of shipments. The remaining shipments were directly to end-users.

      The following table sets forth the percentage of WCI’s net tons shipped to various markets for the past three fiscal years.

	Fiscal Year Ended
	October 31,

Customer Category	2000	1999	1998

Conversion / further processing	49.2%	47.4%	47.6%

Steel service centers	24.8%	23.0%	24.4%

Construction	12.0%	13.3%	12.1%

Electrical equipment	5.0%	6.1%	6.2%

Direct automotive	4.9%	5.7%	4.7%

Other	4.1%	4.5%	5.0%

Total	100.0%	100.0%	100.0%

      In fiscal years 2000, 1999 and 1998, WCI’s twenty largest customers represented approximately 62%, 59% and 57%, respectively, of net sales. The Company’s largest customer, Worthington Industries, represented approximately 10.1% and 11.3% of net sales in fiscal 2000 and 1999, respectively.

Backlog

      On October 31, 2000, WCI’s order backlog was approximately 144,000 net tons with an approximate value of $64 million compared to approximately 283,000 net tons with an approximate value of $121 million at October 31, 1999, based in each case on the then current prices. Under the applicable orders, WCI is scheduled to ship substantially all of the orders in the October 31, 2000 backlog by December 31, 2000. Although customers may cancel orders included in the backlog, such cancellations have been negligible in the past.

Competition

      The domestic steel industry is highly competitive. Despite significant reductions in raw steel production capacity by major domestic producers in the 1980’s and increasing domestic demand in the 1990’s, the domestic industry continues to be adversely affected by excess world capacity.

      In the United States, WCI competes with many other domestic steel companies. WCI also faces increasing competitive pressures from minimills in a portion of its custom products. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material. Compared to integrated producers, minimills, which rely on less capital-intensive hot metal sources, have certain advantages. Because minimills typically are not unionized, they have more flexible work rules, which have resulted in lower employment costs per net ton shipped.

      Since 1989, significant flat rolled minimill capacity has been constructed and these minimills now compete with integrated producers in product areas that traditionally had not faced significant competition from minimills. These minimills compete with the Company in the commodity flat rolled steel market and, increasingly, in certain custom flat rolled steel markets. In addition, the increased competition in commodity product markets has resulted in certain integrated producers increasing product offerings to compete with the Company’s custom products. In view of this increased competition in the high strength and light gauge galvanize products, WCI no longer considers these products to be Custom Products. This increased competition has also increased the price volatility of certain of the Company’s custom products.

      During 2000, the domestic steel market continued to compete with a high level of imports of foreign produced flat rolled steel that saw significant increases beginning in 1998. From 1993 to 1997 imported steel supplied between 18.7% and 24.8% of domestic steel demand. However, the domestic market share of imported steel increased in 1998 and 1999 to 30.0% and 26.2%, respectively, and is expected to be approximately 28.3% in 2000. This significant increase in imported steel during the last three years has adversely affected shipping volume and has resulted in significant price volatility. The high level of imports is expected to continue to affect shipping volume in early 2001 and, in addition to other factors, is expected to result in depressed product pricing for most of 2001. On November 13, 2000, the domestic steel industry filed trade cases against dumped and subsidized imports of hot rolled carbon steel from 11 countries. From January through August 2000, unfairly traded imports of hot rolled steel from these countries increased more than 111 percent over the same period in 1999 and more than 400 percent compared with that period in 1998. In July 2000, the U.S. Department of Commerce released a study that found illegal subsidies, dumping and discriminatory practices by foreign governments have distorted steel trade worldwide and harmed U.S. steelworkers and companies. In November 2000, the International Trade Commission concluded that a continuation of existing antidumping and countervailing duty orders on certain steel products from 16 countries was necessary to prevent further injury to the U.S. industry. The U.S. International Trade Commission will present a preliminary determination of injury by December 28, 2000.

      The relative strength of the U.S. dollar and economy versus the strength of foreign currencies and economies can significantly affect the import/export trade balance for flat rolled steel. In addition to competition from domestic and foreign steel producers, materials such as aluminum, cement, composites, glass and plastics compete as substitutes for steel in many markets.

Manufacturing Process

      In WCI’s primary steelmaking process, iron ore pellets, coke, limestone, sinter and other raw materials are consumed in the blast furnace to produce “hot metal.” Hot metal is further converted into liquid steel through the Basic Oxygen Furnace (BOF) process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch basis. WCI’s BOF has two vessels, each with a steelmaking capacity of 182 tons per heat. From the BOF, the heats of steel are sent to the Ladle Metallurgy Facility (LMF), where the temperature and chemistry of the steel are adjusted to precise tolerances. In addition, the steel may be vacuum degassed to further improve its cleanliness. Liquid steel from the LMF then is formed into slabs through the process of continuous casting. The twin-strand continuous slab caster (Continuous Caster) allows WCI to cast all of its steel products. After continuous casting, slabs then are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at WCI’s downstream operations. Finished products are usually shipped to customers in the form of coils. WCI has linked its steelmaking and rolling equipment with a computer based integrated manufacturing control system to coordinate production and sales activities.

Raw Materials

      WCI’s steelmaking operations are dependent on reliable supplies of various raw materials, principally iron ore pellets, coke, scrap and energy. WCI believes that it has adequate sources of its principal raw materials to meet its present needs.

   Iron Ore Pellets

      WCI has a contract with a major supplier of iron ore pellets for its requirements through fiscal 2004. Iron ore pellets satisfied approximately 72.4% of WCI’s iron requirements for the blast furnace in fiscal 2000, while WCI’s sinter plant provided the balance. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements through 2004 from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.

   Coke

      Coke is the principal fuel used to produce liquid iron and is an essential ingredient in steelmaking. WCI has contracts with two integrated steel producers for its estimated coke requirements through fiscal 2003. WCI’s coke requirements are approximately 600,000 tons per year. The domestic supply of coke has decreased significantly over the last decade and may decrease further in the future due to the requirements of the Clean Air Act. As the Company does not own a coke battery, it is dependent upon commercially available domestic or imported coke to sustain its operations. Although the Company believes that there will be adequate supplies of domestic or imported coke available for its purposes after the expiration of its contracts in 2003, there can be no assurance to such effect.

   Scrap

      WCI uses scrap steel to supplement the liquid iron produced at the blast furnace for the steel making process. Scrap steel accounted for approximately 25.4% of the Company’s liquid steel production in fiscal 2000. Scrap steel is readily available and is purchased on an as-needed basis.

   Energy and Gases

      WCI’s steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends to 2002 from a local utility. WCI can generate approximately 20% of its own electrical needs. Natural gas is also purchased pursuant to a supply contract that extends through March 2001. Oxygen is delivered, under a contract that extends through March 2002, from supplier-owned plants located at the Warren facility. A new oxygen supply agreement was entered into with the same supplier for a fifteen (15) year period commencing upon the completion of a new supplier-owned facility also to be located at the Warren facility. Pursuant to a contract entered into in 1988, WCI is required to purchase all coke oven gas produced at an adjoining coke plant, which is usable by WCI, at a price based upon, but at a discount to, natural gas prices.

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

      The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

      As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), and has submitted its report to the EPA. The Company believes that additional sampling will be required to complete a full RFI and the Company will negotiate the extent of the second phase with the EPA. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

      The Company operates a landfill at its Warren facility, which receives waste materials from the iron and steel-making operations. The Ohio EPA has issued a permit to install a new lined landfill to replace this landfill. The plan involves closure by removal of the present landfill by providing approximately one-third of its contents to established markets for construction materials and recycling most of the remaining contents over an extended period at the sinter plant in Youngstown, Ohio operated by the Company’s subsidiary, Youngstown Sinter Company, and disposing of any non-salable or non-recyclable material in the new lined landfill. Youngstown Sinter Company is presently exploring modifications to sulfur dioxide emission regulations applicable to the sinter plant to facilitate compliance with sulfur dioxide emission limits, and to allow faster recycling of the present landfill contents. The Company does not believe that this matter will require the Company to make any material expenditures. The new lined landfill construction and existing landfill closure, if pursued, is expected to be completed in seven consecutive phases. The estimated cost through Phase I is approximately $2.7 million to $3.7 million expended over three years and the estimated cost for Phase II is approximately $2.0 million expended over two years. Construction of the new landfill is expected to begin during fiscal 2001. On October 27, 2000, the Company received notice that the Ohio EPA was seeking an administrative settlement of certain alleged violations relating to the operation of the existing landfill. The Ohio EPA seeks to require the Company to make changes in the lateral and/or vertical limits of the waste in the landfill, or obtain approved modifications to allow the existing lateral and vertical limits of waste. In addition, Ohio EPA is seeking an administrative penalty in the amount of $109,500. The Company believes that it has significant defenses to the alleged violations, and is attempting to negotiate a settlement of the matter with Ohio EPA.

      A liability has been established for an amount, which the Company believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of the Company in a particular quarter or annual period; however, the Company believes that the effect of such matters will not have a material adverse effect on the Company’s consolidated financial position.

Employees

      As of October 31, 2000, WCI had 484 salaried employees and 1,504 hourly employees. Most of the employees are located at the Warren facility with most of the hourly employees being represented by the United Steelworkers of America (USWA) with which WCI has a five-year collective bargaining agreement that expires October 31, 2004.

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

   Salaried Variable Compensation Plan

      WCI has a variable compensation plan for salaried employees known as the Company Performance Compensation Program (CPC). Under the CPC, salaried employees receive variable compensation based on WCI’s pretax income as defined in the plan. CPC payments are measured as a percentage of the employees base salary and paid quarterly.

   Pension Plans

      WCI has a defined contribution retirement plan that covers substantially all salaried employees. WCI funds contributions to this plan as earned on a monthly basis. Company contributions to the plan are based on employee age and compensation.

      The Company has a defined benefit floor offset pension plan, which covers substantially all hourly employees at the Warren facility. The plan, when combined with benefits from the Company’s defined contribution plan which was frozen effective September 1, 1999 and benefits from a predecessor company’s defined benefit pension plan, will provide a minimum level of pension benefits for eligible employees. Benefits are based on age and years of service, but not compensation. Under this plan, employees who retire on or before August 31, 1999 receive a monthly benefit equal to $35 (Benefit Multiplier) times the number of years of service with WCI or its predecessors. Effective September 1, 2000 for retirements on or after September 1, 1999, the Benefit Multiplier increased from $35 to $52.50 for years of service up to 30 and $70 for years of service in excess of 30. On September 1, 2002 for retirements on or after September 1, 1999, the Benefit Multiplier will further increase to $56.25 for years of service up to 30 and $75 for years of service in excess of 30. If the employee has at least 30 years of service at retirement, the monthly benefit is subject to certain minimums based on age at retirement. No named executive officer is eligible to participate in this plan.

   Postretirement Health Care Plans

      WCI provides postretirement health care benefits to employees who retire while meeting certain age and service eligibility requirements. The Company has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of the Company and one of its subsidiaries to secure the Company’s obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, the Company is permitted to pay current claims up to $8.8 million from the trust, after which time the Company will be required to pay claims from corporate assets. All claims were paid from the trust during 2000.

ITEM 2. PROPERTIES

      WCI’s Warren, Ohio facility, situated on approximately 1,100 acres, includes a blast furnace, a two vessel BOF shop, an LMF and a vacuum degasser, a twin-strand Continuous Caster, a 56-inch hot strip mill, 54-inch tandem and temper mills, annealing facilities, a silicon continuous annealing line, hot-dip galvanizing line and other finishing facilities. The blast furnace was relined during 1995 as part of its planned maintenance, a procedure which is performed on a routine basis every six to eight years.

      Youngstown Sinter Company, a subsidiary of the Company, owns and operates a sinter plant located in Youngstown, Ohio on 51 acres. The sinter plant converts plant waste dusts and iron ore into resources useable in the blast furnace, reducing WCI’s iron ore pellet feed requirements by approximately 27.6% in fiscal 2000.

      Niles Properties, Inc., a subsidiary of the Company, is located approximately five miles from the Warren facility, and has approximately 525,000 square feet of building space with two long-term tenants occupying 20% of the facility. WCI is continuing to seek other appropriate tenants.

      WCI believes that its facilities are well maintained and they are considered satisfactory for their purposes.

      See Note 4 to the Consolidated Financial Statements, Part II, Item 8, for a description of liens related to the Company’s property, plant and equipment.

ITEM 3. LEGAL PROCEEDINGS

      On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court’s decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court’s decision to dismiss.

      In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended October 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

      The Company is a direct wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). There is no established public trading market for the Company’s common stock. Since December 1996, the Company has had one shareholder. The Company paid cash dividends once during fiscal 1999 of $3,000,000 and twice during fiscal year 2000 totaling $9,200,000. See Note 4 to the Consolidated Financial Statements, Part II, Item 8 for limitations on dividends.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year Ended October 31

	2000	1999 (1)	1998	1997 (2)	1996 (3)

	(Dollars and tons in thousands, except per ton amounts)
Statement of Income Data:

Net sales	$560,689	$531,669	$665,741	$668,470	$660,801

Cost of products sold	487,477	468,170	560,951	547,545	550,609

Gross margin	73,212	63,499	104,790	120,925	110,192

Depreciation and amortization	23,254	23,334	25,240	23,174	22,547

Selling, general and administrative expenses	15,770	14,613	17,343	29,355	22,074

Operating income	34,188	25,552	62,207	68,396	65,571

Interest expense	31,940	32,030	32,057	31,690	24,968

Interest and other income	8,054	8,062	2,308	1,239	6,545

Income before income taxes and extraordinary loss on early retirement of debt	10,302	1,584	32,458	37,945	47,148

Income taxes	—	(4,279)	12,365	14,482	19,108

Income before extraordinary loss on early retirement of debt	$10,302	$5,863	$20,093	$23,463	$28,040

Other Operating Data:

Net tons shipped	1,266	1,212	1,412	1,329	1,397

Percent custom products (4)	52.1%	56.6%	52.7%	55.5%	46.1%

Average selling price per net ton shipped	$443	$439	$471	$503	$473

Average cost per net ton shipped	385	386	397	412	394

Average gross margin per net ton shipped	58	52	74	91	79

Average operating income per net ton shipped	27	21	44	51	47

Balance Sheet Data:

Cash, cash equivalents and short-term investments	$89,478	$76,349	$62,195	$18,989	$139,541

Working capital (excluding cash, cash equivalents and short-term investments)	46,946	39,113	45,645	66,913	42,093

Property, plant and equipment, net	202,578	208,477	217,624	224,620	205,121

Total assets	478,176	479,944	460,286	470,751	567,453

Total debt (including current portion)	301,380	301,502	301,618	302,937	211,506

Shareholder’s equity (deficit)	(80,629)	(81,731)	(84,873)	(90,866)	79,880

(1)	Fiscal 1999 statement of income reflects an income tax benefit of $4.3 million resulting from the subchapter S election described in Note 1(g), a gain of $5.0 million resulting from an agreement with the USWA permitting the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits and a benefit of $7.5 million resulting from the LIFO inventory valuation method.

(2)	Fiscal 1997 statement of income reflects $8.6 million of compensation expenses related to the debt refinancing and equity redemption transactions effected in November 1997.

(3)	The Company’s custom product mix and the results for fiscal 1996 were adversely impacted by a 54 day labor contract dispute and resulting work stoppage which was concluded on October 24, 1995.

(4)	Restated to reflect change in custom products. See Item 1. Business for a description of this change.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

      Unless otherwise indicated, references to a year are to the Company’s fiscal year ended October 31.

      During 2000, the domestic steel market continued to compete with a high level of imports of foreign produced flat rolled steel that saw significant increases beginning in 1998. From 1993 to 1997 imported steel supplied between 18.7% and 24.8% of domestic steel demand. However, the domestic market share of imported steel increased in 1998 and 1999 to 30.0% and 26.2%, respectively, and is expected to be approximately 28.3% in 2000. This significant increase in imported steel during the last three years has adversely affected shipping volume and has resulted in significant price volatility. The high level of imports is expected to continue to affect shipping volume in early 2001 and, in addition to other factors, is expected to result in depressed product pricing for most of 2001. These factors have contributed to a supply imbalance in the domestic steel market that has resulted in decreases in order intake rates, production levels and shipping volumes for domestic producers, including WCI. Although the Company implemented price increases which became effective January 1, 2000 and April 1, 2000 during fiscal year 2000, the pricing environment has seen deterioration as fiscal year 2000 ended. On November 13, 2000, the domestic steel industry filed trade cases against dumped and subsidized imports of hot rolled carbon steel from 11 countries. From January through August 2000, unfairly traded imports of hot rolled steel from these countries increased more than 111 percent over the same period in 1999 and more than 400 percent compared with that period in 1998. In July 2000, the U.S. Department of Commerce released a study that found illegal subsidies, dumping and discriminatory practices by foreign governments have distorted steel trade worldwide and harmed U.S. steelworkers and companies. In November 2000, the International Trade Commission concluded that a continuation of existing antidumping and countervailing duty orders on certain steel products from 16 countries was necessary to prevent further injury to the U.S. industry. The U.S. International Trade Commission will present a preliminary determination of injury by December 28, 2000.

Results of Operations

   Fiscal 2000 Compared to Fiscal 1999

      Net sales in 2000 were $560.7 million on 1,265,895 tons shipped ($122.6 million and 281,195 tons shipped for the fourth quarter), representing a 5.5% increase in net sales and a 4.4% increase in tons shipped compared to 1999. Net sales per ton shipped increased 0.9% to $443 in 2000 compared to $439 in 1999. Net sales per ton shipped increased $14 as a result of price increases, which became effective January 1, 2000 and, to a lesser extent, April 1, 2000, offset by $10 per ton due to a lower custom product mix. Net sales per ton shipped for the fourth quarter of 2000 were $436 compared to $456 for the third quarter of 2000 and $431 for the fourth quarter of 1999. The decrease in net sales per ton in the fourth quarter compared to the third quarter resulted from lower steel prices and reflects the high level of imported steel, high inventory levels at customers and slowing domestic economic conditions. Shipments of custom carbon, alloy and electrical steels accounted for 52.1% of total shipments in 2000 compared to 56.6% in 1999.

      Gross margin (sales less cost of goods sold) was $73.2 million in 2000 compared to $63.5 million in 1999. The increase in gross margin reflects the higher shipping volume and prices discussed above. While production costs during fiscal year 2000 were flat compared to fiscal year 1999, production costs during the fourth quarter of 2000 were significantly higher than the fourth quarter of 1999 due to a reduction in production volume of 19% compared to the same period in 1999 and a 16% reduction in production volume compared to the third quarter of 2000. In addition, during the fourth quarter of 1999, the Company incurred $11.0 million of excess production costs as a result of idling much of the facility due to start-up problems after completion of a planned maintenance outage at the blast furnace. The Company also recorded a LIFO inventory valuation charge of $2.1 million during the fourth quarter of 2000 compared to a benefit of $5.7 million during the fourth quarter of 1999.

      Operating income was $34.2 million, or $27 per ton, in 2000 compared to operating income of $25.6 million, or $21 per ton, in 1999. The increased operating income in 2000 reflects the higher gross margin discussed above partially offset by increased selling, general and administrative expenses primarily due to higher variable compensation costs. Operating income (loss) for the fourth quarter was ($1.1) million, ($4) per ton compared to $4.5 million, $14 per ton for the comparable period in 1999.

      Interest and other income, net was $8.1 million in each of 2000 and 1999. During the first quarter of 2000 and the fourth quarter of 1999 the Company recorded a gain of $2.8 million and $5.0 million, respectively, as a result of an agreement with the United Steelworkers of America, which permitted the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits. In addition, interest income increased $1.8 million due primarily to higher cash balances in 2000 compared to 1999.

      As a result of the items discussed above, the Company had income before taxes of $10.3 million in 2000 compared to a $1.6 million in 1999.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes. For the 1999 period, the Company recognized an income tax benefit of $4.3 million which included the elimination of net deferred tax liabilities recorded as of October 31, 1998.

   Fiscal 1999 Compared to Fiscal 1998

      Net sales in 1999 were $531.7 million on 1,212,259 tons shipped, representing a 20.1% decrease in net sales and a 14.2% decrease in tons shipped compared to 1998. Shipping volume decreased in 1999 due to the surge of imports in late 1998, which adversely effected shipping volume during the first quarter of 1999 and, to a lesser extent, the fourth quarter of 1998. In addition, the Company shipped 77,244 tons of lower value added semi-finished steel during 1998. Excluding semi-finished steel, net sales per ton shipped decreased 9.1% to $439 in 1999 compared to $483 for 1998, primarily as a result of lower selling prices and, to a lesser extent, changes in product mix. Excluding semi-finished steel, custom carbon, alloy and electrical steel accounted for 56.6% of shipments in 1999 compared to 52.7% in 1998.

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

Liquidity and Capital Resources

      WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company’s primary sources of liquidity as of October 31, 2000 consisted of cash and cash equivalents of $89.5 million and available borrowing under its $100 million revolving credit agreement (Revolver).

      The Revolver has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 2003. As of October 31, 2000, WCI had no borrowings outstanding under the Revolver, with a borrowing limit of $83.5 million based on eligible inventories and receivables, net of $14.1 million in letters of credit outstanding or committed.

Cash from Operations

      Cash provided by operating activities was $38.1 million for 2000 compared to $28.7 million and $74.1 million for 1999 and 1998, respectively. The higher operating cash flow in 2000 compared to 1999 resulted primarily from an increase in income before taxes and non-cash postretirement benefits offset somewhat by changes in working capital. The decrease in operating cash flow in 2000 and 1999 compared to 1998 resulted primarily from a decrease in income before taxes.

      As of October 31, 2000, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $12.5 million for 2001, $2.7 million for 2002 and $0.3 million thereafter.

Capital Expenditures

      Capital expenditures were $15.6 million, $11.4 million and $15.6 million during 2000, 1999 and 1998, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001 subject to the need to reline the blast furnace. The Company expects to reline the blast furnace in six to eighteen months. If a reline is required in six months it will be limited in scope with an estimated cost of $10 million. A full reline in eighteen months would have an estimated cost of approximately $30 million. Management has funded the Company’s capital expenditures in 2000, 1999 and 1998 through cash balances and cash provided by operating activities. At October 31, 2000, the Company had commitments for capital expenditures of approximately $3.1 million.

Debt Transactions

      Renco Steel is a holding company formed by Renco in January 1998, which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Historically, Renco Steel has met its debt service obligations from its cash balances and earnings thereon and through distributions from the Company as permitted under the Company’s outstanding indebtedness as described in Note 4. However, the Company does not expect to be permitted to pay dividends for the foreseeable future.

      The Revolver and the indenture governing WCI’s 10% Senior Secured Notes due 2004 contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

Dividends

      During 2000, the Company paid dividends totaling $9.2 million as permitted under the Senior Secured Notes indenture. As of October 31, 2000, there are no amounts available for dividends under the Senior Secured Notes indenture and the Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

Postretirement Benefit Plans

      The Company provides postretirement health care and life insurance benefits to substantially all employees who retire from the Company upon meeting certain age and length of service eligibility requirements. As a result of the collective bargaining agreement effective September 1, 1999, the Company is permitted to pay current claims up to $8.8 million from a trust, after which time the Company will be required to pay claims from corporate assets. The Company expects to meet this limitation by the end of 2001. Claims paid by the Company or trust totaled $4.4 million, $3.4 million and $3.1 million during 2000, 1999 and 1998, respectively.

      The Company has a defined benefit pension plan which covers substantially all bargained for employees. The Company contributed $4.2 million and $6.7 million to the plan during 2000 and 1999, respectively. The Company expects to contribute approximately $7.2 million, $20.8 million and $14.1 million to the plan during 2001, 2002 and 2003, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods.

Environmental Matters

      WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring.

      Capital expenditures for environmental control and monitoring were $0.7 million, $0.4 million and $0.5 million in 2000, 1999 and 1998, respectively. Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $9.3 million, $8.2 million and $9.6 million for 2000, 1999 and 1998, respectively. Operating costs for fiscal 2001 for control and monitoring equipment are not expected to increase significantly from the prior periods.

      Environmental laws and regulations continue to change and generally have become more stringent, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI’s consolidated financial position and future results of operations.

Labor Matters

      Most of the Company’s hourly employees are represented by the USWA, with which the Company has a five-year collective bargaining agreement effective September 1, 1999 that expires October 31, 2004. This contract provides for wage increases of $1 per hour effective September 1, 2001 and $1 per hour effective March 1, 2003.

Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS133”). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, “Accounting for Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” (“FAS138”) which amended FAS133 and added guidance for certain derivative instruments and hedging activities. The new standard, FAS133 as amended by FAS138, requires recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to FAS133, which is covered by FAS138 establishes a “normal purchases and normal sales” exception. This exception permits companies to exclude contracts which provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company will adopt FAS133 as amended by FAS138 effective November 1, 2000. The Company has forward purchase contracts for certain energy and coating metal commodities that qualify for the “normal purchase exception” provisions of FAS138. The Company does not believe adoption of FAS133 as amended by FAS138 will have a material effect on either financial position or results of operations.

Outlook

      Steel imports to the United States continued at high levels during 2000 supplying approximately 28% of the domestic market. While trade cases have been filed regarding dumped and subsidized imports of hot rolled carbon steel, imports are expected to continue to supply a significant portion of domestic demand. In addition, a general slowing in the U.S. economy and continued high customer inventory levels, especially service center inventories, have resulted in significantly lower order intake rates, production levels, shipping volumes and selling prices as described previously and will result in a further decline in steel shipments in the near term. Accordingly, WCI expects shipping volume in the first quarter of 2001 to be approximately 10% lower than the shipping volume in the fourth quarter of 2000. Shipping volume is expected to improve beginning in the second quarter of 2001 as customer inventory levels decline with shipping volume for all of 2001 expected to be nearly flat compared to 2000. As discussed previously, transaction prices have declined significantly in the past two quarters, and the Company expects average selling prices per ton to be approximately 5% lower in the first quarter of 2001 compared to the fourth quarter of 2000. Due to the low production levels caused by the reduced order intake rate, the Company expects its average cost per ton shipped to increase 5% in the first quarter of 2001 compared to the fourth quarter of 2000. If volume improves in the second quarter of 2001 as expected, production costs per ton are expected to decline and approximate that experienced in 2000. As a result of these difficult market conditions, the Company expects to incur a significant loss both in the first quarter and for the full year of 2001. However, the Company expects to be able to maintain a significant liquidity position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to commodity price risk with respect to natural gas and zinc. The Company uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. Based on the Company’s commodity hedge exposure at October 31, 2000 and 1999, a hypothetical 10 percent change in market rates applied to the fair value of the contracts would have no material impact on our earnings, cash flow, or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	October 31,

	2000	1999

ASSETS

Current assets

Cash and cash equivalents	$89,478	$76,349

Accounts receivable, less allowances for doubtful accounts of $750 and $874, respectively	47,599	57,846

Inventories	96,171	83,247

Prepaid expenses and other current assets	1,076	6,236

Total current assets	234,324	223,678

Property, plant and equipment, net	202,578	208,477

Intangible pension asset, net	25,677	31,895

Other assets, net	15,597	15,894

Total assets	$478,176	$479,944

LIABILITIES and SHAREHOLDER’S EQUITY

Current liabilities

Current portion of long-term debt	$128	$122

Accounts payable	47,201	59,730

Accrued liabilities	50,571	48,364

Total current liabilities	97,900	108,216

Long-term debt, excluding current portion	301,252	301,380

Postretirement health care benefits	111,584	99,706

Pension benefits	36,313	38,635

Other liabilities	11,756	13,738

Total liabilities	558,805	561,675

Shareholder’s equity (deficit)

Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—

Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—

Additional paid-in capital	279	279

Accumulated deficit	(80,908)	(82,010)

Total shareholder’s equity (deficit)	(80,629)	(81,731)

Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$478,176	$479,944

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years ended October 31,

	2000	1999	1998

Net sales	$560,689	$531,669	$665,741

Operating costs and expenses

Cost of products sold	487,477	468,170	560,951

Depreciation and amortization	23,254	23,334	25,240

Selling, general and administrative expenses	15,770	14,613	17,343

	526,501	506,117	603,534

Operating income	34,188	25,552	62,207

Other income (expense)

Interest expense	(31,940)	(32,030)	(32,057)

Interest and other income, net	8,054	8,062	2,308

	(23,886)	(23,968)	(29,749)

Income before income taxes	10,302	1,584	32,458

Income tax (benefit) expense	—	(4,279)	12,365

Net income	$10,302	$5,863	$20,093

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)
(Dollars in thousands)

				Total
		Additional		Shareholder's
	Common	Paid-In	Accumulated	Equity
	Stock	Capital	Deficit	(Deficit)

Balance at October 31, 1997	$—	$—	$(90,866)	$(90,866)

Net income	—	—	20,093	20,093

Dividends paid on common stock	—	—	(14,100)	(14,100)

Balance at October 31, 1998	—	—	(84,873)	(84,873)

Net income	—	—	5,863	5,863

Capital contribution	—	279	—	279

Dividends paid on common stock	—	—	(3,000)	(3,000)

Balance at October 31, 1999	—	279	(82,010)	(81,731)

Net income	—	—	10,302	10,302

Dividends paid on common stock	—	—	(9,200)	(9,200)

Balance at October 31, 2000	$—	$279	$(80,908)	$(80,629)

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Years ended October 31,

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$10,302	$5,863	$20,093

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	20,311	20,400	22,309

Amortization of deferred maintenance costs	2,943	2,934	2,931

Amortization of financing costs	1,291	1,329	1,321

Postretirement health care benefits	11,878	6,968	6,983

Pension benefits	6,820	(2,202)	1,583

Provision for losses on accounts receivable	37	(84)	(475)

Deferred income taxes	—	(4,758)	5,449

Other	1,190	429	142

Cash provided (used) by changes in certain assets and liabilities

Accounts receivable	10,210	(9,038)	16,953

Inventories	(12,924)	3,893	19,153

Prepaid expenses and other assets	1,223	(5,372)	(3,069)

Accounts payable	(12,529)	13,110	(17,503)

Accrued liabilities	(717)	(4,483)	731

Other liabilities	(1,982)	(316)	(2,521)

Net cash provided by operating activities	38,053	28,673	74,080

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(15,602)	(11,403)	(15,565)

Gross proceeds from the sale of assets	—	—	110

Net cash used by investing activities	(15,602)	(11,403)	(15,455)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt	(122)	(116)	(1,319)

Dividends paid	(9,200)	(3,000)	(14,100)

Net cash used by financing activities	(9,322)	(3,116)	(15,419)

Net increase in cash and cash equivalents	13,129	14,154	43,206

Cash and cash equivalents at beginning of year	76,349	62,195	18,989

Cash and cash equivalents at end of year	$89,478	$76,349	$62,195

Supplemental disclosure of cash flow information

Cash paid for interest	$30,649	$30,707	$30,763

Cash paid for income taxes	21	974	2,050

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

      WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco).

   (a) Nature of Operations

      The Company is a niche oriented integrated producer of value-added, custom steel products. The Company produces a wide range of custom flat rolled products at its primary facility in Warren, Ohio, including high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel. In addition, the Company produces commodity grade products that consist of low carbon, high strength and light gauge galvanize steel. The Company’s primary customers are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and to a lesser extent, automobile and automotive parts manufacturers located principally in the United States.

      During 2000 and 1999, sales to the Company’s largest customer accounted for 10.1% and 11.3%, respectively, of net sales. During 1998, no single customer accounted for 10% or more of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI’s shipments are to customers within 200 miles of its primary facility.

      Since its inception, the Company has had labor agreements with the United Steelworkers of America (USWA) and other organized labor organizations. The USWA represents approximately 75% of the Company’s employees. The Company has a five-year agreement with the USWA that expires October 31, 2004.

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

   (e) Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment 4 to 25 years with a weighted average of 18 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

   (f) Other Assets

      Deferred financing costs, included in other non-current assets, are amortized using the effective yield method over the term of the related financing and deferred blast furnace maintenance costs, also included in other assets, are amortized using the straight-line method over a six-year period. In addition, other non-current assets include $56,912,000 face amount of Acme Metals Incorporated 10.875% Senior Unsecured Notes with an estimated fair value of $8,000,000. See Note 12.

   (g) Income Taxes

      On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the “built in gains” provisions of the tax law, certain federal and state taxes may become payable and would be charged to the Company’s statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. It is not management’s present intention to trigger any taxes under the built-in-gains provisions of the tax law.

   (h) Environmental Compliance Costs

      Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial expenditures are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s development of, or commitment to, a plan of action based on the then known facts.

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

(2) Inventories

      Inventories consist of the following:

	October 31,

	2000	1999

	(Dollars in Thousands)

Raw materials	$38,873	$33,811

Finished and semi-finished product	60,785	49,386

Supplies	74	50

	99,732	83,247

Less LIFO reserve	3,561	—

	$96,171	$83,247

(3) Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	October 31,

	2000	1999

	(Dollars in Thousands)

Land and improvements	$435	$435

Buildings	27,563	27,449

Machinery and equipment	332,456	332,320

Construction in progress	13,115	5,379

	373,569	365,583

Less accumulated depreciation	170,991	157,106

	$202,578	$208,477

(4) Long-Term Debt

      Long-term debt consists of the following:

	October 31,

	2000	1999

	(Dollars in Thousands)
Senior Secured Notes with interest at 10% payable semi-annually, due 2004	$300,000	$300,000

Revolving Credit Facility (Revolver) with interest at prime rate (9.5% at October 31, 2000) payable monthly	—	—

Other	1,380	1,502

	301,380	301,502

Less current portion of long-term debt	128	122

	$301,252	$301,380

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

      The Company has a $100,000,000 Revolver secured by and subject to eligible inventories and receivables as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were no borrowings outstanding under the Revolver as of or during the year ended October 31, 2000. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had a borrowing limit of $83,538,000 based on eligible inventory and receivables net of $14,095,000 in letters of credit outstanding or committed at October 31, 2000. The Revolver is subject to a penalty of $500,000 if terminated, without being refinanced with the same lender, prior to December 29, 2001 and $250,000 thereafter if terminated before October 31, 2003.

      The Company’s Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company’s assets. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there are no amounts available for dividends and other transactions with affiliates at October 31, 2000.

      Aggregate principal payments on long-term debt for the five years subsequent to October 31, 2000 are as follows: $128,000 in 2001, $415,000 in 2002, $837,000 in 2003, none in 2004, and $300,000,000 in 2005.

      As of October 31, 2000, the fair value of the Senior Secured Notes was $250,000,000 based on the quoted market price.

(5) Accrued Liabilities

      Accrued liabilities included employment-related costs of $29,312,000 and $25,722,000 and interest of $12,522,000 and $12,522,000 at October 31, 2000 and 1999, respectively.

(6) Employee Compensation Plans

      The Company has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on the Company’s income as defined under each plan. Total expense under the plans was $4,929,000, $2,670,000 and $11,761,000 for the years ended

October 31, 2000, 1999 and 1998, respectively. Certain amounts under these plans represent deferred compensation.

(7) Pension Plans

      The Company has defined contribution retirement plans under which it expensed approximately $2,083,000, $5,223,000 and $5,684,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

      The Company also has a defined benefit pension plan for substantially all hourly employees which provides minimum pension benefits based on age, years of service, and benefits provided under the Company’s frozen defined contribution plan and a predecessor company’s defined benefit plan. As a result of the collective bargaining agreement effective September 1, 1999 with the USWA, the plan was amended to provide an increase in pension benefits. In addition, as active employees retire, assets from the Company’s frozen defined contribution component of the plan are transferred to the defined benefit component of the plan with a corresponding increase in the projected benefit obligation. The following table sets forth the actuarial present value of benefit obligations and funded status of the Company’s defined benefit pension plan:

	October 31,

	2000	1999

	(Dollars in Thousands)

Projected benefit obligation	$81,195	$69,196

Plan assets at fair value	37,534	25,909

Projected benefit obligation in excess of plan assets	43,661	43,287

Unrecognized net gain from past experience different from that assumed and effects of changes in assumptions	25,726	25,654

Unrecognized prior service cost	(51,579)	(57,953)

Additional minimum liability	25,677	31,895

Accrued pension cost	43,485	42,883

Less pension liability due within one year	7,172	4,248

Long-term pension liability	$36,313	$38,635

      An assumed discount rate of 7.5% and an expected return on plan assets of 9.0% in 2000 and 1999 were used for purposes of valuing the benefits under the defined benefit pension plan.

      The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:

	2000	1999

	(Dollars in Thousands)

Projected benefit obligation at beginning of year	$69,196	$47,839

Service cost	3,971	96

Interest cost	4,853	3,107

Plan amendment	11,265	30,230

Actuarial gains	(5,237)	(10,224)

Benefits paid	(2,853)	(1,852)

Projected benefit obligation at end of year	$81,195	$69,196

      The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

	2000	1999

	(Dollars in Thousands)

Plan assets at beginning of year	$25,909	$19,015

Actual return on assets	(1,035)	2,046

Employer contributions	4,248	6,700

Benefits paid	(2,853)	(1,852)

Transfers from prior plans	11,265	—

Plan assets at end of year	$37,534	$25,909

      The following table sets forth the components of pension expense:

	Years Ended October 31,

	2000	1999	1998

	(Dollars in Thousands)

Service cost	$3,971	$96	$(430)

Interest cost	4,853	3,107	3,237

Expected return on plan assets	(2,112)	(1,400)	(963)

Amortization of unrecognized:

Prior service cost	6,374	4,056	3,757

Actuarial gain and losses, net	(2,018)	(1,361)	(918)

	$11,068	$4,498	$4,683

(8) Postretirement Health Care Benefits

      The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company’s postretirement health care and life insurance plans:

	Years Ended October 31,

	2000	1999

	(Dollars in Thousands)

APBO	$132,686	$124,535

Plan assets at fair value	15,564	18,090

APBO in excess of plan assets	117,122	106,445

Unrecognized prior service cost resulting from plan amendments	(5,521)	(4,059)

Unrecognized net loss from past experience different from that assumed and from changes in assumptions	(17)	(2,680)

Accrued postretirement benefit cost	$111,584	$99,706

      The APBO was determined using a discount rate of 7.5% and an expected return on plan assets of 9.0% in 2000 and 1999 and an assumed health care cost trend rate of 7% in 2000, gradually declining to 5% after 2005. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 2000 would increase by $20,737,000 along with an increase in the 2000 service and interest cost components of $2,182,000. Assuming a 1% decrease in the health care cost trend rates the APBO at October 31, 2000 would decrease by $16,568,000 along with a decrease in the 2000 service and interest cost components of $1,717,000. The following table sets forth a reconciliation of the beginning and end of year APBO:

	2000	1999

	(Dollars in Thousands)

APBO at beginning of year	$124,535	$130,821

Service cost	2,658	3,357

Interest cost	9,206	8,670

Actuarial (gains) losses, net	718	(14,937)

Benefits paid	(4,431)	(3,376)

APBO at end of year	$132,686	$124,535

      The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

	2000	1999

	(Dollars in Thousands)

Plan assets at beginning of year	$18,090	$12,953

Actual return on assets	1,759	3,078

Employer contributions	213	2,324

Benefits paid	(4,498)	(265)

Plan assets at end of year	$15,564	$18,090

      Net periodic postretirement benefit costs included the following components:

	Years Ended October 31,

	2000	1999	1998

	(Dollars in Thousands)

Service cost	$2,658	$3,357	$3,068

Interest cost	9,206	8,670	8,441

Expected return on plan assets	(1,477)	(1,281)	(804)

Amortization of unrecognized:

Prior service cost	1,797	1,400	1,400

Actuarial (gain) loss	(160)	258	489

Net periodic postretirement benefit cost	$12,024	$12,404	$12,594

(9) Income Taxes

      As a result of the change in tax status described in Note 1 (g), the Company recognized an income tax benefit of $4,279,000 during 1999, which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998. As of October 31, 1999, the Company’s book basis in its assets and liabilities exceeded its tax basis by approximately $9,000,000. As of October 31, 2000, the Company’s tax basis in its assets and liabilities exceeded its book basis by approximately $8,700,000.

      The provision for income tax expense for the year ended October 31, 1998 was comprised of federal income tax of $11,326,000 ($5,009,000 of which was deferred) and $1,039,000 of state income tax ($440,000 of which was deferred).

(10) Leases

      The Company leases a portion of its operating and data processing equipment. Minimum future lease payments under noncancellable operating leases are $1,634,000, $899,000, $466,000, $487,000, $90,000 and $34,000 for the years ending October 31, 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. Rent expense for noncancellable operating leases amounted to approximately $1,914,000, $1,873,000 and $1,811,000, for the years ended October 31, 2000, 1999 and 1998, respectively.

(11) Related Party Transactions

      The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2001. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 2000, 1999 and 1998.

      To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company’s insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability, workers’ compensation (other than Ohio for which the Company is self insured) and casualty umbrella.

      In fiscal 2000, 1999 and 1998, the Company incurred costs of approximately $2.0 million, $1.7 million and $1.8 million, respectively, under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance independently.

      Renco Steel is a holding company formed by Renco in January 1998, which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Historically, Renco Steel has met its debt service obligations from its cash balances and earnings thereon and through distributions from the Company as permitted under the Company’s outstanding indebtedness as described in Note 4. However, the Company does not expect to be permitted to pay dividends for the foreseeable future.

(12) Commitments and Contingencies

      At October 31, 2000, the Company had commitments to purchase data processing services of approximately $8,452,000 in the aggregate over the remaining 1.5 years of its management information systems agreement and purchased services of approximately $5,496,000, $5,578,000 and $5,482,000 in 2000, 1999 and 1998, respectively, under the agreement.

      At October 31, 2000, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gases of approximately $12,541,000 in 2001, $2,678,000 in 2002 and $316,000 thereafter. In addition, at October 31, 2000 the Company had commitments for capital expenditures of approximately $3,066,000.

      The Company has entered into a 15 year agreement for the supply of certain gases commencing in 2002. This contract requires the Company to pay a minimum monthly amount on a take or pay basis. Commitments under this contract total approximately $5.4 million per year and are subject to escalation.

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

      The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $850,000 and the installation of a liner for a surface impoundment estimated to cost $1,550,000. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

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

      On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court’s decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court’s decision to dismiss.

      In addition to the above-described matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business. A liability has been established for an amount, which the Company believes is adequate, based on information currently available, to cover the costs to resolve the above described matters, including remediation, if any, except for any costs of corrective action that may result from the RFI for which no estimate can currently be made. The outcome of the above described matters could have a material adverse effect on the future operating results of the Company in a particular quarter or annual period; however, the Company believes that the effect of such matters will not have a material adverse effect on the Company’s consolidated financial position.

      On September 7, 2000 WCI entered into a non-binding letter of intent with Acme Steel and Acme Metals Incorporated (“Acme Metals”), pursuant to which WCI would acquire substantially all of Acme Steel’s assets and assume certain liabilities related to Acme Steel’s integrated coke, iron and steel production business. The acquisition would not include Acme Packaging Corporation (“Acme Packaging”) and Alpha Tube Corporation (“Alpha Tube”), which are subsidiaries of Acme Metals, or

Acme Steel’s cold reduction mill and a certain slitting machine. WCI would assume normal operating liabilities, certain employee related liabilities, certain costs associated with a contemplated reline of Acme Steel’s blast furnace and certain environmental liabilities, including the assumption of $15.5 million in liabilities under certain environmental improvement bonds. The cash portion of the purchase price for the acquired assets would be $116,400,000. In addition, WCI would deliver and assign Acme Metals 10.875% Senior Unsecured Notes having a principal amount of $59,425,000 owned by WCI and affiliates and assume certain liabilities, as outlined above. The purchase price would be subject to working capital and other adjustments. The letter of intent provides that any transaction would be conditioned upon, among other things, the negotiation of a new collective bargaining agreement and Acme Packaging and Alpha Tube entering into supply agreements with WCI pursuant to which WCI would provide them with steel products. WCI has not yet determined how the transaction would be financed.

      Acme Steel, Acme Metals and certain of their affiliates are debtors in a chapter 11 case pending before the United States Bankruptcy Court for the district of Delaware. On September 28, 2000, the Bankruptcy Court approved Acme Steel’s motion seeking approval of certain bidding procedures, including provisions for the payment of a break-up fee and expense reimbursement in certain circumstances if the Bankruptcy Court approves either a sale of the assets to a competing bidder or a plan of reorganization for Acme Steel that does not include a sale of the assets to WCI. WCI is conducting a full due diligence review and is negotiating towards the execution of a definitive purchase agreement. There is no certainty at this time that the due diligence review will be satisfactory, that WCI will be successful in negotiating a definitive purchase agreement or that any such transaction will be completed if a definitive agreement is reached.

(13) Selected Quarterly Data (Unaudited)

      The following is a summary of unaudited quarterly results for the years ended October 31, 2000 and 1999:

	Three Months Ended 2000

	January 31	April 30	July 31	October 31

	(Dollars in thousands)

Net sales	$141,212	$156,149	$140,726	$122,602

Gross margin	22,032	24,941	18,468	7,771

Net income (loss)	7,586	8,022	2,400	(7,706)

	Three Months Ended 1999

	January 31	April 30	July 31	October 31

	(Dollars in thousands)

Net sales	$110,277	$139,115	$143,086	$139,191

Gross margin	8,413	17,263	23,691	14,132

Net income (loss)	(3,383)	615	6,491	2,140

      During the three months ended January 31, 1999, the Company recognized an income tax benefit of $4,558,000 as a result of the subchapter S election described in Note 1(g). During the three months ended October 31, 2000 and 1999 the Company recorded a (charge) benefit of ($2,060,000) and $5,662,000, respectively, under the LIFO inventory valuation method. In addition, during the three months ended January 31, 2000 and October 31, 1999, the Company recorded a gain of $2,842,000 and

$5,046,000, respectively, as a result of an agreement with the USWA, which permits the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits.

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly-owned subsidiary of Renco Steel Holdings, Inc.) as of October 31, 2000 and 1999, and the related consolidated statements of income, shareholder’s equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/S/ KPMG LLP

KPMG LLP

Cleveland, Ohio November 29, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND OFFICERS

      The following table sets forth certain information regarding the directors and executive officers of the Company:

Name	Age	Position

Ira Leon Rennert	66	Chairman of the Board and Director
Edward R. Caine	62	President and Chief Executive Officer
Patrick G. Tatom	50	Executive Vice President
David A. Howard	41	Vice President, Commercial
John P. Jacunski	35	Vice President, Finance and Chief Financial Officer
Patrick T. Kenney	60	Vice President, Operations
Brian J. Mitchell	56	Vice President, Environmental and Engineering

      Ira Leon Rennert has been Chairman, Chief Executive Officer and principal shareholder of WCI’s indirect parent company, Renco (including predecessors), since Renco’s first acquisition in 1975, and Chairman of WCI since its formation in 1988. Renco holds controlling interests in a number of manufacturing and mining concerns operating in businesses not competing with WCI, including Renco Metals, Inc., AM General Corporation, The Doe Run Resources Corporation, and Renco Steel Holdings, Inc., (WCI’s parent company), for all of which he serves as a Director. Mr. Rennert also serves as a Director of Lodestar Holdings, Inc. in which he holds a controlling interest.

      Edward R. Caine has been President and Chief Executive Officer since April 1, 1996. Mr. Caine was a Director of the Company from April 1, 1996 through December 16, 1996. Prior to joining WCI, Mr. Caine had 37 years of experience in the steel industry with U.S. Steel, most recently as General Manager of U.S. Steel’s Fairfield, Alabama integrated steel operations from April 1991 to March 1996.

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

      Since December 16, 1996, Mr. Rennert has been the sole Director of the Company.

      The sole director of the Company serves at the pleasure of the Company’s sole shareholder, Renco Steel Holdings, Inc., for an unspecified term. The executive officers of the Company serve at the pleasure of the Company’s sole director for an unspecified term.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 2000, 1999 and 1998:

		Summary Compensation Table

		Annual Compensation (1)		Long Term Compensation

	Fiscal			LTIP	All Other
Name and Position	Year	Salary	Bonus	Payouts (2)	Compensation (3)

Ira Leon Rennert (4)	2000	—	—	—	$1,200,000

Chairman of the Board	1999	—	—	—	1,200,000

	1998	—	—	—	1,200,000

Edward R. Caine	2000	$261,883	$100,000	$378,200	$19,500

President and Chief Executive Officer	1999	261,425	100,000	107,500	20,000

	1998	259,133	100,000	597,500	20,000

Patrick G. Tatom	2000	$146,792	$50,000	$151,280	$14,103

Executive Vice President	1999	131,067	50,000	43,000	12,501

	1998	131,067	50,000	239,000	12,501

Dave A. Howard	2000	$130,498	$50,000	$151,280	$10,938

Vice President, Commercial	1999	114,551	40,000	21,500	8,253

	1998	99,168	40,000	10,542	6,981

John P. Jacunski	2000	$127,317	$50,000	$151,280	$7,813

Vice President, Finance and Chief	1999	106,961	27,908	2,213	6,564

Financial Officer	1998	87,910	15,462	10,542	5,395

Patrick T. Kenney	2000	$143,168	$50,000	$151,280	$17,720

Vice President, Operations	1999	132,567	50,000	43,000	16,413

	1998	132,567	50,000	43,000	16,413

(1)	Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per named executive officer.

(2)	The amounts shown as “LTIP Payouts” in the table for each named executive officer represent contractual payments under such officer’s Net Worth Appreciation Agreement which provides that the executive officers receive a fixed percentage of any dividend paid by the Company. See “Net Worth Appreciation Agreements.”

(3)	The other compensation shown, except for Mr. Rennert for all periods (See note 4) consists of WCI contributions to a defined contribution pension plan.

(4)	Mr. Rennert receives no compensation directly from WCI. He is Chairman of the Board and the principal stockholder of Renco which receives a management fee from WCI pursuant to a Management Consultant Agreement. The amounts shown as all other compensation to Mr. Rennert are the management fees paid by WCI to Renco for each fiscal year. See “Stock Ownership and Certain relationships and Transactions.”

Net Worth Appreciation Agreements

      The named executive officers (with the exception of Mr. Rennert) and one other individual are each parties to Net Worth Appreciation Agreements with the Company, pursuant to which each earns as deferred compensation a fixed percentage, ranging from 1.25% to 5%, of cumulative net income, as defined, during the term of their employment as executive officers. Assuming all of the Company’s named executive officers had retired at October 31, 2000 and their respective maximum percentage had vested, an aggregate of $3,298,000 would have been payable to such executive officers pursuant to the Net Worth Appreciation Agreements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of December 15, 2000 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of the Company during the last fiscal year, and by all directors and executive officers of the Company as a group. Except as otherwise noted, and subject to certain terms and conditions in the Renco Steel indenture and the related pledge agreement, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Beneficial Ownership
as of December 15, 2000

Name of Beneficial Owners and Address	Shares of
of 5% Beneficial Owners	Common Stock	Percent

Renco Steel Holdings, Inc 1040 Pine Avenue, S.E. Warren, OH 44483	100	100.0%

The Renco Group, Inc.(1) 30 Rockefeller Plaza, Suite 4225 New York, NY 10112	100	100.0%

Ira Leon Rennert (1) c/o The Renco Group, Inc. 30 Rockefeller Plaza, Suite 4225 New York, NY 10112	100	100.0%

All directors and executive officers as a group (7 persons)	100	100.0%

(1)	Renco is deemed to beneficially own the Common Stock of the Company owned by Renco Steel due to the ownership by Renco of all the outstanding shares of Common Stock of Renco Steel, and Mr. Rennert is deemed to beneficially own the Common Stock of the Company deemed owned by Renco due to the ownership through trusts established by him for himself and members of his family of all of the outstanding Common Stock of Renco.

      By virtue of Renco Steel’s ownership of all the outstanding shares of Common Stock of WCI and Renco’s ownership of all the outstanding shares of Common Stock of Renco Steel, and Mr. Rennert’s ownership of all the Common Stock of Renco, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of the Company’s outstanding shares of Common Stock, including the election of the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2001 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 2000, WCI incurred management fees in the amount of $1,200,000. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

      Under the terms of a tax sharing agreement, between WCI and Renco Steel, income taxes are allocated to WCI on a separate return basis except that transactions for the purchase of goods and services between WCI and its subsidiaries and Renco and its other subsidiaries are accounted for on a cash basis rather than on an accrual basis and WCI does not receive the benefit of net operating tax loss carryforwards, unless such tax losses were generated by the net tax timing differences between WCI’s financial reporting and tax return treatment in calculating the allocation of income taxes. Renco Steel has agreed to indemnify WCI for any tax imposed on or paid by WCI in excess of the amount payable by WCI and its subsidiaries under the tax sharing agreement. On January 15, 1999 Renco elected subchapter S tax treatment effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). While in this status, the activity within the tax sharing agreement will be applicable only to prior years audit adjustments and/or current and future year state filings where QSSS is not recognized and multiple Renco subsidiaries operate.

      To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company’s insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability, workers’ compensation (other than Ohio for which the Company is self insured) and casualty umbrella. The premiums for director and officer, fidelity, fiduciary, property, business interruption, and casualty umbrella are allocated by Renco substantially as indicated in the underlying policies. General and product liability, auto liability and workers’ compensation coverage (excluding the Ohio self-insured program) are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Renco subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier’s audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Renco subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Renco subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum. WCI has not been required to make any payments under this provision in 2000.

      In fiscal 2000, the Company incurred costs of approximately $2.0 million under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

During 2000, the Company purchased approximately $0.9 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. The Company believes that such purchases were on an arm’s length basis at a price no less favorable than at which the Company could obtain from unaffiliated entities.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of This Report.

1. Consolidated Financial Statements.

      The consolidated financial statements listed below together with the report thereon of the independent auditors dated November 29, 2000, are included in this report for ITEM 8. and is incorporated by reference herein.

Consolidated Balance Sheets at October 31, 2000 and 1999.

Consolidated Statements of Income for the fiscal years ended October 31, 2000, 1999 and 1998.

Consolidated Statements of Shareholder’s Equity (Deficit) for the fiscal years ended October 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2000, 1999 and 1998.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

2. Financial Statement Schedule.

Independent Auditors’ Report on Financial Statement Schedule.

Schedule II —Valuation and Qualifying Accounts.

3. Exhibits Required to be Filed by Item 601 of Regulation S-K.

The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b) Reports on Form 8-K.

During the three months ended October 31, 2000 the company filed a Form 8-K on September 20, 2000, which is incorporated herein by reference.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

      Under date of November 29, 2000, we reported on the consolidated balance sheets of WCI Steel, Inc. and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of income, shareholder’s equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2000, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II —Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ KPMG LLP

KPMG LLP

Cleveland, Ohio November 29, 2000

WCI STEEL, INC. AND SUBSIDIARIES
SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
For the Years Ended October 31, 2000, 1999, and 1998.
(Dollars in Thousands)

		Additions
	Balance at				Balance at
	Beginning	Charged to	Charges to		End
CLASSIFICATION	of Year	Expense (b)	Other	Deductions (c)	of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS (a):

Year ended October 31, 2000	$874	$37	—	$161	$750

Year ended October 31, 1999	904	(84)	—	(54)	874

Year ended October 31, 1998	1,627	(475)	—	248	904

(a)	Allowance for doubtful accounts is shown as a reduction of accounts receivable in the Company’s Consolidated Financial Statements.

(b)	Charges (credits) to expense for the provision for doubtful accounts.

(c)	Net of trade receivables written-off and recoveries of prior year writeoffs.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December 2000.

WCI STEEL, INC.

By:	/S/ EDWARD R. CAINE
Edward R. Caine President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of December 2000.

/S/ IRA LEON RENNERT
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

      No annual report to security holders covering the registrant’s last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

Exhibit Index

EXHIBIT
NO.	DESCRIPTION

3.1	Articles of Incorporation of the Registrant, filed April 13, 1998 and Articles of Amendment filed May 18, 1988, July 15, 1988, November 29, 1991, December 14, 1993 and July 13, 1994.(4)

3.2	Code of Regulations of the Registrant, as amended December 16, 1996.(5)

4.1	Indenture, dated as of December 14, 1993, among Renco Steel, Inc. (which subsequently was merged into the Registrant), as issuer, the Registrant, as guarantor, and Shawmut Bank Connecticut, National Association (now known as Fleet National Bank), as trustee, relating to the 10 1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior Notes Due 2002, Series B of the Registrant containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior Notes).(2)

4.1.1	First Supplemental Indenture to the indenture, dated as of December 14, 1993, among Renco Steel, Inc. (which subsequently was merged into the Registrant), as issuer, the Registrant, as guarantor, and Shawmut Bank Connecticut, National Association (now known as Fleet National Bank), as trustee, relating to the 10 1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior Notes Due 2002, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior Notes).(2)

4.1.2	Second Supplemental Indenture to the indenture, dated as of November 27, 1996, among WCI Steel, Inc., as issuer, and Fleet National Bank (formerly known as Shawmut Bank Connecticut, National Association) as trustee, relating to the 10 1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior Notes Due 2002, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior Notes).(5)

4.2	Indenture, dated as of November 27, 1996, between the Registrant, as issuer, and Fleet National Bank, as trustee, relating to the 10% Senior Secured Notes due 2004, Series A, and the 10% Senior Secured Notes due 2004, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Secured Notes and Series B Senior Secured Notes).(5)

10.1 to 10.2.8	[Intentionally Omitted]

10.2.9	Net Worth Appreciation Agreement, effective June 1, 1999, between the Registrant and John P. Jacunski. (7)

10.2.10	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Edward R. Caine.(9)

10.2.11	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Patrick G. Tatom.(9)

10.2.12	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Patrick T. Kenney.(9)

10.2.13	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Brian J. Mitchell.(9)

10.2.14	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and David A. Howard.(9)

10.3	Management Consultant Agreement, dated October 1, 1992, between Registrant and The Renco Group, Inc.(1)

10.3.1	Amendment No. 1, dated April 22, 1994, to Management Consultant Agreement.(3)

EXHIBIT
NO.	DESCRIPTION

10.4.11	Intercreditor Agreement, dated November 27, 1996, between Fleet National Bank and Congress Financial Corporation.(5)

10.4.12	Second Amended and Restated Loan and Security Agreement between Registrant, its subsidiaries and Congress Financial Corporation dated July 30, 1999.(8)

10.4.13	Guarantee by Registrant, WCI Steel Production Control Services Inc., WCI Steel Metallurgical Services Inc. and Niles Properties, Inc. in favor of Congress Financial Corporation and Security Pacific Business Credit, Inc., dated October 31, 1997. (6)

10.4.14	Guarantee by WCI Steel Production Control Services Inc., WCI Steel Metallurgical Services Inc. and WCI Steel Sales L.P. in favor of Congress Financial Corporation and Security Pacific Business Credit, Inc., dated October 31, 1997. (6)

10.5.1	Intercreditor Agreement, dated November 27, 1996, among Fleet National Bank, Bank One Trust Company, N.A. and the Registrant.(5)

10.5.2	Indemnification Agreement, dated as of November 27, 1996, between the Registrant and Bank One Trust Company, N.A. (5)

10.8	Agreement, dated June 11, 1990, between the City of Youngstown, Ohio and Youngstown Sinter Company (with UDAG Grant Agreement).(1)

21	List of Subsidiaries of Registrant.(6)

27	Financial Data Schedule.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form S-4, as amended (File No. 33-58648), originally filed with the Commission on February 23, 1993.

(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form S-4 (File No. 33-74108), filed with the Commission on January 14, 1994.

(3)	Incorporated by reference to same-numbered exhibit filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-75722), filed with the Commission on April 28, 1994.

(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 1-13028).

(5)	Incorporated by reference to same-numbered exhibit filed with the Company’s Registration Statement on Form S-4, as amended (File No. 333-18019), originally filed with the Commission on December 17, 1996.

(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended October 31, 1997 (File No. 333-18019).

(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended October 31, 1999 (File No. 333-18019).

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 31, 1999.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 30, 2000.