Form 10-Q
period 2001-01-31
WCI STEEL INC
filed 2001-02-22
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001.

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

[  ] Yes      [X] No

      As of February 22, 2001, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets as of January 31, 2001	3

and October 31, 2000.

Consolidated Statements of Operations for the three	4

months ended January 31, 2001 and 2000.

Consolidated Statements of Cash Flows for the three	5

months ended January 31, 2001 and 2000.

Condensed Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI STEEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	January 31,	October 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$65,051	$89,478

Accounts receivable, less allowances for doubtful accounts of $2,800 and $750, respectively	45,121	47,599

Inventories	96,973	96,171

Prepaid expenses and other current assets	1,173	1,076

Total current assets	208,318	234,324

Property, plant and equipment, net	199,777	202,578

Intangible pension asset, net	24,084	25,677

Other assets, net	7,106	15,597

Total assets	$439,285	$478,176

LIABILITIES and SHAREHOLDER’S EQUITY

Current liabilities Current portion of long-term debt	$130	$128

Accounts payable	43,681	47,201

Accrued liabilities	42,910	50,571

Total current liabilities	86,721	97,900

Long-term debt, excluding current portion	301,219	301,252

Postretirement health care benefits	114,532	111,584

Pension benefits	37,616	36,313

Other liabilities	12,336	11,756

Total liabilities	552,424	558,805

Shareholder’s equity (deficit) Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—

Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—

Additional paid-in capital	279	279

Accumulated deficit	(113,418)	(80,908)

Total shareholder’s equity (deficit)	(113,139)	(80,629)

Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$439,285	$478,176

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three months ended January 31,

	2001	2000

Net sales	$98,191	$141,212

Operating costs and expenses Cost of products sold	102,040	119,180

Depreciation and amortization	5,705	5,844

Selling, general and administrative expenses	5,821	4,345

	113,566	129,369

Operating (loss) income	(15,375)	11,843

Other income (expense) Interest expense	(7,985)	(7,995)

Interest income and other (expense) income, net	(9,150)	3,738

	(17,135)	(4,257)

Income (loss) before income taxes	(32,510)	7,586

Income tax (benefit) expense	—	—

Net (loss) income	$(32,510)	$7,586

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended January 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(32,510)	$7,586

Adjustment to reconcile net (loss) income to net cash used by operating activities:

Depreciation and amortization	4,966	5,110

Amortization of deferred maintenance costs	739	734

Amortization of financing costs	323	322

Postretirement health care benefits	2,948	2,869

Pension benefits	2,019	1,709

Provision for losses on accounts receivable	2,050	—

Impairment of other assets	10,484	—

Other	32	1,030

Cash provided (used) by changes in certain assets and liabilities Accounts receivable	428	(4,361)

Inventories	(802)	(11,950)

Prepaid expenses and other assets	(3,152)	(332)

Accounts payable	(3,520)	(2,817)

Accrued liabilities	(6,784)	(7,212)

Other liabilities	580	550

Net cash used by operating activities	(22,199)	(6,762)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(2,197)	(2,768)

Net cash used by investing activities	(2,197)	(2,768)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt	(31)	(30)

Net cash used by financing activities	(31)	(30)

Net decrease in cash and cash equivalents	(24,427)	(9,560)

Cash and cash equivalents at beginning of period	89,478	76,349

Cash and cash equivalents at end of period	$65,051	$66,789

Supplemental disclosure of cash flow information Cash paid for interest	$15,155	$15,166

Cash paid for income taxes	—	—

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended January 31, 2001 and 2000
(Unaudited)

NOTE 1:    BASIS OF PRESENTATION

      WCI Steel, Inc. (“Company” or “WCI”) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (“Renco Steel”) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (“Renco”). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2000.

NOTE 2:   INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method. The composition of inventories at January 31, 2001 and October 31, 2000 was as follows:

	January 31,	October 31,
	2001	2000

	(Unaudited)
	(Dollars in Thousands)
Raw materials	$42,739	$38,873

Finished and semi-finished product	57,706	60,785

Supplies	89	74

	100,534	99,732

Less LIFO reserve	3,561	3,561

	$96,973	$96,171

NOTE 3:   ENVIRONMENTAL MATTERS and OTHER CONTINGENCIES

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

      The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice, on behalf of the Environmental Protection Agency (“EPA”). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

      As a condition of a previous Resource Conservation and Recovery Act (“RCRA”) operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (“RFI”), and has submitted its report to the EPA. The Company believes that additional sampling will be required to complete a full RFI and will negotiate the extent of the second phase with the EPA. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

      On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (“USWA”) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (“ERISA”), the National Labor Relations Act (“NLRA”) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. On appeal by the plaintiffs in March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the district court granted the Company's motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court’s decision to dismiss.

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

NOTE 4:   OTHER MATTERS

      LTV Corporation (“LTV”) filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. WCI shipped 51,174 tons of steel to LTV Copperweld, a subsidiary of LTV, during fiscal year 2000 representing approximately 4.0% of WCI’s total tonnage volume. In addition, WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI’s facility in Warren, Ohio. As a result of the filing, WCI recorded a charge of $2.1 million in the first fiscal quarter of 2001 to reduce the amounts due from LTV to estimated net realizable value. WCI has an ongoing exposure to LTV with respect to the supply of steam from both a credit risk aspect and the uncertainty of actions that LTV may take due to the filing. Cessation of operations at the coke plant or termination of the contract for the supply of steam through reorganization proceedings, could have a material adverse effect on WCI’s results of operations until such time as WCI would be able to install electrical generating equipment to convert the steam to a productive use. During fiscal year 2000, WCI recorded revenue of $10.2 million for the sale of steam to LTV.

      On September 7, 2000 WCI entered into a non-binding letter of intent with Acme Steel Company (“Acme Steel”) and Acme Metals Incorporated (“Acme Metals”), pursuant to which WCI would acquire substantially all of Acme Steel’s assets and assume certain liabilities. Acme Steel, Acme Metals and certain of their affiliates are debtors in a Chapter 11 case pending before the United States Bankruptcy Court for the District of Delaware. Due to the depressed condition of the steel industry and, as a result, Acme Steel’s failure to meet certain conditions in the letter of intent, WCI will not consummate the acquisition of assets under the terms of the letter of intent. WCI continues to have interest in acquiring these assets and is exploring alternatives. Because of the recent performance of Acme Metals and the effect on the underlying value of its assets, WCI recorded a charge of $10.5 million during the quarter ended January 31, 2001 to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2001 Compared to
Three Months Ended January 31, 2000.

      Net sales for the three months ended January 31, 2001 were $98.2 million on 237,023 tons shipped, representing a 30.5% decrease in net sales and a 27.3% decrease in tons shipped compared to the three months ended January 31, 2000. Shipping volume for the 2001 period was lower due primarily to continued high levels of imported steel and lower customer demand. Net sales per ton shipped decreased 4.4% to $414 in the 2001 period compared to $433 for the 2000 period, with net selling prices down 7.2% offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 52.3% of total shipments for both the three months ended January 31, 2001 and the comparable period of 2000.

      On January 31, 2001, WCI’s order backlog was approximately 150,000 net tons compared to approximately 276,000 net tons at January 31, 2000 and 144,000 net tons at October 31, 2000.

      The table below shows the Company’s product mix for the three months ended January 31, 2001 and January 31, 2000.

	Net Tons Shipped		Percent of Total

	Three Months Ended		Three Months Ended
	January 31,		January 31,
	2001	2000	2001	2000

CUSTOM PRODUCTS:

Hot Rolled	76,963	112,812	32.5%	34.6%

Cold Rolled	4,049	4,047	1.7%	1.2%

Coated products	42,883	53,732	18.1%	16.5%

Total Custom Products	123,895	170,591	52.3%	52.3%

Total Commodity Products	113,128	155,452	47.7%	47.7%

Total Steel Products	237,023	326,043	100.0%	100.0%

      The following table sets forth the percentage of WCI’s net tons shipped to various markets for the three months ended January 31, 2001 and January 31, 2000.

	Three Months Ended
	January 31,

Customer Category	2001	2000

Conversion / further processing	52.1%	56.3%

Steel service centers	22.2%	22.8%

Construction	11.3%	8.8%

Electrical equipment	4.9%	5.2%

Direct automotive	5.1%	3.7%

Other	4.4%	3.2%

Total	100.0%	100.0%

      Gross margin (loss) (sales less cost of goods sold) was ($3.8) million for the three months ended January 31, 2001 compared to gross margin of $22.0 million for the three months ended January 31, 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from significantly lower production volume and its effect on fixed operating costs per ton. Production volume during the first quarter of 2001 was approximately 62% of operating capacity compared to approximately 98% in the 2000 period.

      Operating income (loss) was ($15.4) million, or ($65) per ton, for the three months ended January 31, 2001 compared to operating income of $11.8 million, or $36 per ton, for the three months ended January 31, 2000. The operating loss for the 2001 period included a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company. (See “Note 4: Other Matters” above). The remaining decrease in operating income for the 2001 period reflects the lower gross margin discussed above.

      Interest income and other (expense) income, net was ($9.2) million for the three months ended January 31, 2001 compared to income of $3.7 million for the three months ended January 31, 2000. In the 2001 period WCI recorded a charge of $10.5 million to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI (See “Note 4: Other Matters” above). In the 2000 period, the Company recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers, which permitted the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits.

      As a result of the items discussed above, the Company had income (loss) before taxes of ($32.5) million for the three months ended January 31, 2001 compared to $7.6 million for the three months ended January 31, 2000.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Liquidity and Capital Resources

      WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company’s primary sources of liquidity as of January 31, 2001 consisted of cash and cash equivalents of $65.1 million and available borrowing under its $100 million revolving credit agreement (Revolver).

      The Revolver has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 2003. As of January 31, 2001, WCI had no borrowings outstanding under the Revolver, with a borrowing limit of $81.6 million based on eligible inventories and receivables, net of $14.1 million in letters of credit outstanding or committed.

      Cash used by operating activities was $22.2 million for three months ended January 31, 2001 compared to $6.8 million for the 2000 period. The decreased operating cash flow in the 2001 period compared to the 2000 period resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

      Capital expenditures were $2.2 million and $2.8 million during the three months ended January 31, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001 subject to the need to reline the blast furnace. The Company expects to reline the blast furnace in six to eighteen months with an estimated cost of $10 million to $15 million. Management has funded the Company’s capital expenditures in 2001 and 2000 through cash balances and cash provided by operating activities. At January 31, 2001, the Company had commitments for capital expenditures of approximately $1.8 million.

      The Revolver and the indenture governing WCI’s 10% Senior Secured Notes due 2004 contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios (including maintaining a minimum net worth, as defined, of a negative $150 million) and limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

      The Company paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the three months ended January 31, 2001. The Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

Trade Cases

      In July 2000, the U.S. Department of Commerce released a study that found illegal subsidies, dumping and discriminatory practices by foreign governments have distorted steel trade worldwide and harmed U.S. steelworkers and companies. In November 2000, the International Trade Commission concluded that a continuation of existing antidumping and countervailing duty orders on certain steel products from 16 countries was necessary to prevent further injury to the U.S. industry. On November 13, 2000, the domestic steel industry filed trade cases against dumped and subsidized imports of hot rolled carbon steel from 11 countries. On December 28, 2000, the U.S. International Trade Commission determined that there is a reasonable indication that the U.S. industry is materially injured by reason of imports of hot rolled steel products from those 11 subject countries. As a result of the Commission’s affirmative determinations, the U.S. Department of Commerce will continue to conduct its investigations of imports of hot rolled steel products from the 11 countries, with its preliminary countervailing duty determinations due at any time and its preliminary antidumping duty determinations due on or about April 23, 2001.

Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS133”). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, “Accounting for Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” (“FAS138”) which amended FAS133 and added guidance for certain derivative instruments and hedging activities. The new standard, FAS133 as amended by FAS138, requires recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to FAS133, which is covered by FAS138 establishes a “normal purchases and normal sales” exception. This exception permits companies to exclude contracts which provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company adopted FAS133 as amended by FAS138 effective November 1, 2000. The Company has forward purchase contracts for certain energy and coating metal commodities that qualify for the “normal purchase exception” provisions of FAS138. The adoption of FAS133 as amended by FAS138 had no material effect on either financial position or results of operations.

Outlook

      The domestic steel market continues to be negatively impacted by high levels of steel imports and a general slowing in the U.S. economy. A preliminary finding in the trade cases by the International Trade Commission, as described above, stated there is reasonable indication of injury to the domestic steel industry as a result of dumped and subsidized imports of hot rolled carbon steel. Although this preliminary finding is a positive first step in dealing with the import issues, imports are expected to continue to supply a significant portion of domestic demand in the foreseeable future until possible countervailing and antidumping duties could be implemented, if any. However, there can be no assurance that any such import remedies will be determined or implemented. The Company expects shipping volume to increase approximately 10% in the second fiscal quarter of 2001 from the record low experienced in the first quarter as customer inventory levels and demand stabilize. The industry, including WCI, has announced price increases ranging from $20 to $40 per ton effective in March 2001, however due to current pricing commitments and the effective date of the increases, the announced increases are not expected to significantly affect the Company’s second quarter net sales prices. Due to the uncertainty in market conditions caused by the level of steel imports and the U.S. economy, no assurance can be given that the price increases announced will be realized. As a result of sales contracts which became effective January 1, 2001, the Company expects a slight decrease in average selling prices in the second quarter of 2001 compared to the first quarter. Production costs per ton are expected to decline slightly in the second quarter of 2001 compared to the first quarter as production rates increase modestly. As a result of these difficult market conditions, the Company expects to incur a loss for the second quarter of 2001. However, the Company expects to be able to maintain a significant liquidity position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to commodity price risk with respect to natural gas and zinc. The Company uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. The Company’s market risk has not changed materially from that reported in the Company’s 10-K for the fiscal year ended October 31, 2000.

PART II —  OTHER INFORMATION

WCI STEEL, INC.

ITEM 1.   LEGAL PROCEEDINGS

      For information as to the environmental matters and as to the employee litigation described in the Company’s Form 10-K for the year ended October 31, 2000, see Part I, Note 3 to Item 1, Financial Statements.

ITEM 6.   EXHIBITS and REPORTS ON FORM 8-K

        (a)   Exhibits:

                  No exhibits are included with this filing.

        (b)   Reports on Form 8-K:

On January 26, 2001, the Company filed a current report on Form 8-K, incorporated herein by reference, to report material events that have occurred since the Company filed its annual report on Form 10-K on December 15, 2000 for the fiscal year ended October 31, 2000.

WCI STEEL, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC.
(registrant)

Date: February 22, 2001	/S/ JOHN P. JACUNSKI

John P. Jacunski Vice President and Chief Financial Officer (principal financial officer)