Form 10-Q
period 2001-04-30
WCI STEEL INC
filed 2001-05-24
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 333-18019

WCI STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1585405

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1040 Pine Ave., S.E.,
Warren, Ohio	44483-6528

(Address of principal executive offices)	(Zip Code)

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

[   ] Yes [X] No

      As of May 24, 2001, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	April 30,	October 31,
	2001	2000

	(Unaudited )

ASSETS

Current assets

Cash and cash equivalents	$67,596	$89,478

Accounts receivable, less allowance for doubtful

accounts of $3,050 and $750, respectively	49,378	47,599

Inventories	87,042	96,171

Prepaid expenses and other current assets	1,149	1,076

Total current assets	205,165	234,324

Property, plant and equipment, net	193,756	202,578

Intangible pension asset, net	22,490	25,677

Other assets, net	6,167	15,597

Total assets	$427,578	$478,176

LIABILITIES and SHAREHOLDER’S EQUITY

Current liabilities

Current portion of long-term debt	$131	$128

Accounts payable	41,824	47,201

Accrued liabilities	59,329	50,571

Total current liabilities	101,284	97,900

Long-term debt, excluding current portion	301,186	301,252

Postretirement health care benefits	114,410	111,584

Pension benefits	33,781	36,313

Other liabilities	12,264	11,756

Total liabilities	562,925	558,805

Shareholder’s equity (deficit)

Preferred stock, par value $1,000 per share, 5,000

shares authorized, none issued	—	—

Common stock, no par value, stated value $.01 per

share, 40,000,000 shares authorized, 100 shares

issued and outstanding	—	—

Additional paid-in capital	279	279

Accumulated deficit	(135,626)	(80,908)

Total shareholder’s equity (deficit)	(135,347)	(80,629)

Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$427,578	$478,176

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three months ended,		Six months ended,
	April 30,		April 30,

	2001	2000	2001	2000

Net sales	$99,268	$156,149	$197,459	$297,361

Operating costs and expenses

Cost of products sold	101,026	131,208	203,066	250,388

Depreciation and amortization	5,647	5,801	11,352	11,645

Selling, general and administrative expenses	3,722	4,232	9,543	8,577

Asset impairment and related charges (note 5)	3,909	—	3,909	—

	114,304	141,241	227,870	270,610

Operating income (loss)	(15,036)	14,908	(30,411)	26,751

Other income (expense)

Interest expense	(7,983)	(7,981)	(15,968)	(15,976)

Interest income and other income (expense), net	811	1,095	(8,339)	4,833

	(7,172)	(6,886)	(24,307)	(11,143)

Income (loss) before income taxes	(22,208)	8,022	(54,718)	15,608

Income tax (benefit) expense	—	—	—	—

Net income (loss)	$(22,208)	$8,022	$(54,718)	$15,608

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended April 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(54,718)	$15,608

Adjustment to reconcile net income (loss) to net cash

provided (used) by operating activities:

Depreciation and amortization	9,868	10,177

Amortization of deferred maintenance costs	1,484	1,468

Amortization of financing costs	645	645

Postretirement health care benefits	6,626	5,286

Pension benefits	3,112	4,118

Provision for losses on accounts receivable	2,300	—

Asset impairment and other charges	14,393	—

Other	84	1,108

Cash provided (used) by changes in certain assets and

liabilities

Accounts receivable	(4,079)	(3,551)

Inventories	9,129	(3,741)

Prepaid expenses and other assets	(3,256)	(1,628)

Accounts payable	(5,377)	(6,359)

Accrued liabilities	1,574	4,419

Other liabilities	508	648

Net cash provided (used) by operating activities	(17,707)	28,198

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(4,112)	(6,103)

Net cash used by investing activities	(4,112)	(6,103)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt	(63)	(60)

Dividends paid	—	(5,300)

Net cash used by financing activities	(63)	(5,360)

Net increase (decrease) in cash and cash equivalents	(21,882)	16,735

Cash and cash equivalents at beginning of period	89,478	76,349

Cash and cash equivalents at end of period	$67,596	$93,084

Supplemental disclosure of cash flow information

Cash paid for interest	$15,324	$15,331

Cash paid for income taxes	—	21

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended April 30, 2001 and 2000
( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

      WCI Steel, Inc. (“Company” or “WCI’) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (“Renco Steel”) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (“Renco”). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2000.

NOTE 2 : INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method. The composition of inventories at April 30, 2001 and October 31, 2000 was as follows:

	April 30,	October 31,
	2001	2000

	(Unaudited)

	(Dollars in Thousands)

Raw materials	$30,952	$38,873

Finished and semi-finished product	59,039	60,785

Supplies	79	74

	90,070	99,732

Less LIFO reserve	3,028	3,561

	$87,042	$96,171

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

      The Company is subject to consent decrees as a result of two civil actions instituted by the Department of Justice, on behalf of the Environmental Protection Agency (“EPA”). These consent decrees require the Company to complete certain supplemental environmental projects estimated to cost approximately $2.4 million which will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decrees also provide for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

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

      On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (“USWA”) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (“ERISA”), the National Labor Relations Act (“NLRA”) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. On appeal by the plaintiffs in March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the district court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court’s decision to dismiss.

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

NOTE 4 : OTHER MATTERS

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

NOTE 5 : ASSET IMPAIRMENT and RELATED CHARGES

      The Youngstown Sinter Company (“YSC”), a wholly-owned subsidiary of WCI, will idle its plant indefinitely effective July 15, 2001. YSC has been in operation since 1991 producing a clinker-type material (“Sinter”) from steelmaking by-products such as slag and ore fines. The sinter is then used as a substitute feed stock in WCI’s blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2001 Compared to
Three Months Ended April 30, 2000.

      Net sales for the three months ended April 30, 2001 were $99.3 million on 241,131 tons shipped, representing a 36.4% decrease in net sales and a 31.1% decrease in tons shipped compared to the three months ended April 30, 2000. Shipping volume for the 2001 period decreased due primarily to lower customer demand resulting from a general slowing in the U.S. economy. Net sales per ton shipped decreased 7.6% to $412 in the 2001 period compared to $446 for the 2000 period, with net selling prices down 11.7% offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 56.8% of total shipments for the three months ended April 30, 2001 compared to 50.6% for the three months ended April 30, 2000. On April 30, 2001, WCI’s order backlog was approximately 158,000 net tons compared to approximately 234,000 net tons at April 30, 2000 and 144,000 net tons at October 31, 2000.

The table below shows the Company’s product mix for the three months ended April 30, 2001 and April 30, 2000.

	Net Tons Shipped		Percent of Total

	Three Months Ended		Three Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

CUSTOM PRODUCTS:

Hot Rolled	76,847	105,771	31.9%	30.2%

Cold Rolled	4,325	4,658	1.8%	1.3%

Coated products	55,610	66,747	23.1%	19.1%

Total Custom Products	136,782	177,176	56.8%	50.6%

Total Commodity Products	104,349	172,569	43.2%	49.4%

Total Steel Products	241,131	349,745	100.0%	100.0%

The following table sets forth the percentage of WCI’s net tons shipped to various markets for the three months ended April 30, 2001 and April 30, 2000.

	Three Months Ended
	April 30,

Customer Category	2001	2000

Conversion / further processing	47.0%	48.3%

Steel service centers	20.9%	26.4%

Construction	16.2%	11.9%

Electrical equipment	5.5%	4.8%

Direct automotive	5.1%	4.9%

Other	5.3%	3.7%

Total	100.0%	100.0%

      Gross margin (loss) (sales less cost of products sold) was ($1.8) million for the three months ended April 30, 2001 compared to gross margin of $24.9 million for the three months ended April 30, 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from significantly lower production volume and its effect on fixed operating costs per ton. Production volume during the second quarter of 2001 was approximately 73% of operating capacity compared to approximately 98% in the 2000 period.

      Operating income (loss) was ($15.0) million, or ($62) per ton, for the three months ended April 30, 2001 compared to operating income of $14.9 million, or $43 per ton, for the three months ended April 30, 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above along with a charge of $3.9 million associated with YSC’s announced indefinite idling of its operating facility by July 15, 2001. (See “Note 5: Asset Impairment and Related Charges” above). Excluding the impairment charge, the operating loss was ($11.1) million, or ($46) per ton for the three months ended April 30, 2001.

      As a result of the items discussed above, the Company had a loss before taxes of $22.2 million for the three months ended April 30, 2001 compared to income before taxes of $8.0 million for the three months ended April 30, 2000.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Six Months Ended April 30, 2001 Compared to
Six Months Ended April 30, 2000.

      Net sales for the six months ended April 30, 2001 were $197.5 million on 478,154 tons shipped, representing a 33.6% decrease in net sales and a 29.2% decrease in tons shipped compared to the six months ended April 30, 2000. Shipping volume for the 2001 period was lower due primarily to lower customer demand resulting from a general slowing in the U.S. economy coupled with high levels of imported steel. Net sales per ton shipped decreased 6.1% to $413 in the 2001 period compared to $440 for the 2000 period, with net selling prices down 9.5% offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 54.6% of total shipments for the six months ended April 30, 2001 compared to 51.4% for the six months ended April 30, 2000.

The table below shows the Company’s product mix for the six months ended April 30, 2001 and April 30, 2000.

	Net Tons Shipped		Percent of Total

	Six Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

CUSTOM PRODUCTS:

Hot Rolled	153,810	218,583	32.2%	32.3%

Cold Rolled	8,374	8,705	1.8%	1.3%

Coated products	98,493	120,479	20.6%	17.8%

Total Custom Products	260,677	347,767	54.6%	51.4%

Total Commodity Products	217,477	328,021	45.4%	48.6%

Total Steel Products	478,154	675,788	100.0%	100.0%

The following table sets forth the percentage of WCI’s net tons shipped to various markets for the six months ended April 30, 2001 and April 30, 2000.

	Six Months Ended
	April 30,

Customer Category	2001	2000

Conversion / further processing	49.5%	52.2%

Steel service centers	21.6%	24.7%

Construction	13.8%	10.4%

Electrical equipment	5.2%	5.0%

Direct automotive	5.1%	4.3%

Other	4.8%	3.4%

Total	100.0%	100.0%

      Gross margin (loss) (sales less cost of products sold) was ($5.6) million for the six months ended April 30, 2001 compared to gross margin of $47.0 million for the six months ended April 30, 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from significantly lower production volume and its effect on fixed operating costs per ton. Production volume during the six months ended April 30, 2001 was approximately 67% of operating capacity compared to approximately 98% in the 2000 period.

      Operating income (loss) was ($30.4) million, or ($64) per ton, for the six months ended April 30, 2001 compared to operating income of $26.8 million, or $40 per ton, for the six months ended April 30, 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above along with a charge of $3.9 million associated with YSC’s announced indefinite idling of its operating facility by July 15, 2001 (See “Note 5: Asset Impairment and Related Charges” above) and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company (See “Note 4: Other Matters” above). Excluding these charges, the operating loss was ($24.4) million, or ($51) per ton for the six months ended April 30, 2001.

      Interest income and other income (expense), net was ($8.3) million for the six months ended April 30, 2001 compared to income of $4.8 million for the six months ended April 30, 2000. In the 2001 period WCI recorded a charge of $10.5 million to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI. In the 2000 period, the Company recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers, which permitted the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits.

      As a result of the items discussed above, the Company had a loss before taxes of $55.1 million for the six months ended April 30, 2001 compared to income before taxes of $15.6 million for the six months ended April 30, 2000.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Liquidity and Capital Resources

      WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company’s primary sources of liquidity as of April 30, 2001 consisted of cash and cash equivalents of $67.6 million and available borrowing under its $100 million revolving credit agreement (Revolver).

      The Revolver has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 2003. As of April 30, 2001, WCI had no borrowings outstanding under the Revolver, with a borrowing limit of $76.3 million based on eligible inventories and receivables, net of $14.1 million in letters of credit outstanding or committed.

      Cash (used) provided by operating activities was ($17.7) million for six months ended April 30, 2001 compared to $28.2 million for the 2000 period. The decreased operating cash flow in the 2001 period compared to the 2000 period resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

      Capital expenditures were $4.1 million and $6.1 million during the six months ended April 30, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001. The Company expects to reline its blast furnace during the second calendar quarter of 2002 at an estimated cost of $10 million to $15 million. Management has funded the Company’s capital expenditures in 2001 and 2000 through cash balances and cash provided by operating activities. At April 30, 2001, the Company had commitments for capital expenditures of approximately $3.1 million.

      The Revolver and the indenture governing WCI’s 10% Senior Secured Notes due 2004 contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios. On April 30, 2001 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the Company to maintain a minimum net worth, as defined, of not less than a negative $200 million instead of the previous minimum net worth requirement of not less than a negative $150 million. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

      The Company paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the six months ended April 30, 2001. The Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

Postretirement Benefit Plans

      The Company provides postretirement health care and life insurance benefits to substantially all employees who retire from the Company upon meeting certain age and length of service eligibility requirements. As a result of the collective bargaining agreement effective September 1, 1999, the Company is permitted to pay current claims up to $8.8 million from a trust, after which time (expected to occur late in the third fiscal quarter or early in the fourth fiscal quarter of 2001) the Company will be required to pay claims from corporate assets. Claims paid by the Company or trust totaled $2.6 million, $4.4 million and $3.4 million during the six months ended April 30, 2001, and fiscal years 2000 and 1999, respectively.

      The Company has a defined benefit pension plan (“DBP”) which covers substantially all bargained for employees. The Company expects to contribute approximately $7.2 million, $24.6 million and $15.4 million to the plan during 2001, 2002 and 2003, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. The Company contributed $4.2 million and $6.7 million to the plan during fiscal 2000 and fiscal 1999, respectively.

Trade Cases

      In July 2000, the U.S. Department of Commerce (“DOC”) released a study that found illegal subsidies, dumping and discriminatory practices by foreign governments have distorted steel trade worldwide and harmed U.S. steelworkers and companies. In November 2000, the International Trade Commission (“ITC”) conducted a five-year (sunset) review of certain steel products from 16 countries and concluded that a continuation of existing antidumping and countervailing duty orders on those steel products was necessary to prevent further injury to the U.S. industry. On November 13, 2000, 11 petitioners of the domestic steel industry filed new trade cases against dumped and subsidized imports of hot rolled carbon steel from 11 countries. On December 28, 2000, the ITC determined that there is a reasonable indication that the U.S. industry is materially injured by reason of imports of hot rolled steel products from those 11 subject countries. As a result of the ITC’s affirmative preliminary determination, the trade cases were forwarded to the DOC for further investigation and determination. On February 8, 2001 and again on April 16, 2001 the DOC announced their preliminary affirmative determination of countervailing (government subsidized) duties (“CVD”) against steel producers in 5 countries: Argentina, India, Indonesia, South Africa and Thailand. The CVD’s range from 7% to 40% and require the U.S. Customs Service to collect the penalty fees against the value of the hot rolled steel these countries export to the U.S. In addition, the DOC announced on April 24, 2001 their preliminary affirmative antidumping (sales less than fair value) duty (“AD”) against steel producers from all 11 countries named in the trade case petition: Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People’s Republic of China, Romania, South Africa, Taiwan, Thailand and the Ukraine. The preliminary AD’s range from 2% to 240% against the value of the hot rolled steel these countries export to the U.S. Final determinations by the DOC and ITC, if the date is not extended, are scheduled on July 7, 2001 and August 21, 2001, respectively with issuance of final orders scheduled on August 28, 2001.

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

Outlook

      The domestic steel market continues to be negatively impacted by high levels of steel imports and a general slowing of the economy. However, the recent interest rate cuts by the Federal Reserve are expected to strengthen the economy and lead to increased steel consumption later this year. In addition, service center inventories and car and light truck inventories have dropped significantly from their recent highs. While we are encouraged by the preliminary determinations recently announced by the U.S. Department of Commerce regarding the importation of hot-rolled carbon steel products, imports are expected to continue to supply a significant portion of domestic steel demand which will result in continued price pressure.

      The Company’s order entry rate has improved modestly and the Company expects shipping volume increases to approach approximately 10% in the third fiscal quarter of 2001 from the record lows experienced in the first and second quarters. Net sales prices are expected to be flat in the third quarter compared to the second quarter as price increases announced effective March 1, 2001 have generally not been successful. Custom products are expected to comprise approximately 54% of shipments in the third quarter compared to 56.8% in the second quarter. Per ton production costs are expected to decline slightly in the third quarter compared to the second quarter as the effect of production rate increases more than offset the effect of higher natural gas prices. As a result, the Company expects to incur a loss in the third quarter that is slightly less than that reported in the second quarter excluding special charges. While the Company expects its cash balance to decrease during the third quarter due to the $15 million coupon payment on its Senior Secured Notes, management believes that it has sufficient liquidity to support its operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to commodity price risk with respect to natural gas and zinc. The Company uses forward purchase contracts to manage the volatility related to these exposures. No contracts are entered into for speculative purposes. The Company’s previously placed forward purchase contracts for natural gas expired in March 2001 requiring the Company to place new forward purchase contracts at higher market prices. Market prices for natural gas are currently approximately 50% higher than the Company’s cost during the six months ended April 30, 2001. This increase will result in an increase of per ton production costs of approximately 2% in the third quarter of 2001 compared to the second quarter.

PART II — OTHER INFORMATION

WCI STEEL, INC.

ITEM 1. LEGAL PROCEEDINGS

      For information as to the environmental matters and as to the employee litigation described in the Company’s Form 10-K for the year ended October 31, 2000, see Part I, Note 3 to Item 1, Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 2, 2001, Renco Steel Holdings, Inc., as sole shareholder of WCI Steel, Inc., by unanimous written consent, re-elected Ira Leon Rennert as Chairman and sole Director of WCI Steel, Inc.

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

(a)	Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Reports on Form 8-K:

On April 30, 2001, the Company filed a current report on Form 8-K, incorporated herein by reference, to report material events that have occurred since the Company filed its quarterly report on Form 10-Q on February 22, 2001 for the three months ended January 31, 2001.

WCI STEEL, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC.
(registrant)

Date: May 24, 2001	/S/ JOHN P. JACUNSKI

John P. Jacunski
Vice President and Chief Financial Officer
(principal financial officer)

WCI STEEL, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.4.13	Amendment No. 1 dated April 30, 2001 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999.