Form 10-Q
period 2001-07-31
WCI STEEL INC
filed 2001-08-30
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001.

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

[  ] Yes     [X] No

      As of August 30, 2001, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

INDEX

PART I      FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	July 31,	October 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$45,862	$89,478

Accounts receivable, less allowance for doubtful accounts of $3,200 and $750, respectively	52,393	47,599

Inventories	90,913	96,171

Prepaid expenses and other current assets	643	1,076

Total current assets	189,811	234,324

Property, plant and equipment, net	192,988	202,578

Intangible pension asset, net	20,897	25,677

Other assets, net	6,386	15,597

Total assets	$410,082	$478,176

LIABILITIES and SHAREHOLDER’S EQUITY

Current liabilities

Current portion of long-term debt	$181	$128

Accounts payable	48,517	47,201

Accrued liabilities	66,915	50,571

Total current liabilities	115,613	97,900

Long-term debt, excluding current portion	301,374	301,252

Postretirement health care benefits	116,097	111,584

Pension benefits	18,861	36,313

Other liabilities	12,214	11,756

Total liabilities	564,159	558,805

Shareholder’s equity (deficit)

Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—

Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—

Additional paid-in capital	279	279

Accumulated deficit	(154,356)	(80,908)

Total shareholder’s equity (deficit)	(154,077)	(80,629)

Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$410,082	$478,176

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three months ended,		Nine months ended,
	July 31,		July 31,

	2001	2000	2001	2000

Net sales	$109,988	$140,726	$307,448	$438,087

Operating costs and expenses

Cost of products sold	112,827	122,258	315,893	372,646

Depreciation and amortization	4,808	5,837	16,160	17,482

Selling, general and administrative expenses	3,619	4,060	13,163	12,637

Asset impairment and related charges (note 5)	—	—	3,909	—

	121,254	132,155	349,125	402,765

Operating income (loss)	(11,266)	8,571	(41,677)	35,322

Other income (expense)

Interest expense	(8,004)	(7,983)	(23,972)	(23,959)

Interest income and other income (expense), net	540	1,812	(7,799)	6,645

	(7,464)	(6,171)	(31,771)	(17,314)

Income (loss) before income taxes	(18,730)	2,400	(73,448)	18,008

Income tax (benefit) expense	—	—	—	—

Net income (loss)	$(18,730)	$2,400	$(73,448)	$18,008

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended July 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(73,448)	$18,008

Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	14,658	15,276

Amortization of deferred maintenance costs	1,502	2,206

Amortization of financing costs	977	968

Postretirement health care benefits	9,913	8,869

Pension benefits	3,174	4,053

Provision for losses on accounts receivable	2,450	—

Asset impairment and other charges	14,393	—

Other	93	1,150

Cash provided (used) by changes in certain assets and liabilities

Accounts receivable	(7,244)	4,920

Inventories	5,258	(10,388)

Prepaid expenses and other assets	(3,319)	770

Accounts payable	1,316	(7,670)

Accrued liabilities	(5,829)	(4,765)

Other liabilities	458	807

Net cash provided (used) by operating activities	(35,648)	34,204

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(8,248)	(12,404)

Gross proceeds from the sale of assets	105	—

Net cash used by investing activities	(8,143)	(12,404)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in long-term debt	175	(90)

Dividends paid	—	(9,200)

Net cash provided (used) by financing activities	175	(9,290)

Net increase (decrease) in cash and cash equivalents	(43,616)	12,510

Cash and cash equivalents at beginning of period	89,478	76,349

Cash and cash equivalents at end of period	$45,862	$88,859

Supplemental disclosure of cash flow information

Cash paid for interest	$30,489	$30,483

Cash paid for income taxes	—	21

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended July 31, 2001 and 2000
( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

      WCI Steel, Inc. (“Company” or “WCI”) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (“Renco Steel”) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (“Renco”). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2000.

NOTE 2 : INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method. The composition of inventories at July 31, 2001 and October 31, 2000 was as follows:

	July 31,	October 31,
	2001	2000

	(Unaudited)
	(Dollars in Thousands)
Raw materials	$31,154	$38,873

Finished and semi-finished product	62,122	60,785

Supplies	122	74

	93,398	99,732

Less LIFO reserve	2,485	3,561

	$90,913	$96,171

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

NOTE 4 : OTHER MATTERS

      LTV Corporation (“LTV”) filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI’s facility in Warren, Ohio. As a result of the filing, WCI recorded a charge of $2.1 million in the first fiscal quarter of 2001 to reduce the amounts due from LTV to estimated net realizable value. WCI has an ongoing exposure to LTV with respect to the supply of steam from both a credit risk aspect and the uncertainty of actions that LTV may take due to the filing. Cessation of operations at the coke plant or termination of the contract for the supply of steam through reorganization proceedings, could have a material adverse effect on WCI’s results of operations until such time as WCI would be able to install electrical generating equipment to convert the steam to a productive use. During the nine months ended July 31, 2001, WCI recorded revenue of $8.3 million for the sale of steam to LTV.

NOTE 5 : ASSET IMPAIRMENT and RELATED CHARGES

      The Youngstown Sinter Company (“YSC”), a wholly-owned subsidiary of WCI, idled its plant indefinitely effective July 15, 2001. YSC had been in operation since 1991 producing a clinker-type material (“Sinter”) from steelmaking by-products such as slag and ore fines. The sinter was then used as a substitute feed stock in WCI’s blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2001 Compared to
Three Months Ended July 31, 2000.

      Net sales for the three months ended July 31, 2001 were $110.0 million on 278,552 tons shipped, representing a 21.8% decrease in net sales and a 9.8% decrease in tons shipped compared to the three months ended July 31, 2000. Shipping volume for the 2001 period decreased due primarily to lower customer demand resulting from a general slowing in the U.S. economy. Net sales per ton shipped decreased 13.4% to $395 in the 2001 period compared to $456 for the 2000 period, with net selling prices down 13.9% offset somewhat by changes in product mix. However, net selling prices were flat in the third quarter compared to the second quarter of 2001. Shipments of custom carbon, alloy and electrical steels accounted for 52.4% of total shipments for the three months ended July 31, 2001 compared to 54.3% for the three months ended July 31, 2000. On July 31, 2001, WCI’s order backlog was approximately 158,000 net tons compared to approximately 187,000 net tons at July 31, 2000 and 144,000 net tons at October 31, 2000.

      The table below shows the Company’s product mix for the three months ended July 31, 2001 and July 31, 2000.

	Net Tons Shipped		Percent of Total

	Three Months Ended		Three Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

CUSTOM PRODUCTS:

Hot Rolled	75,747	93,700	27.2%	30.3%

Cold Rolled	5,193	5,856	1.9%	1.9%

Coated products	64,899	68,116	23.3%	22.1%

Total Custom Products	145,839	167,672	52.4%	54.3%

Total Commodity Products	132,713	141,240	47.6%	45.7%

Total Steel Products	278,552	308,912	100.0%	100.0%

      The following table sets forth the percentage of WCI’s net tons shipped to various markets for the three months ended July 31, 2001 and July 31, 2000.

	Three Months Ended
	July 31,
Customer Category	2001	2000

Conversion / further processing	51.6%	43.2%

Steel service centers	16.5%	26.6%

Construction	18.2%	15.0%

Electrical equipment	4.4%	5.0%

Direct automotive	4.8%	6.2%

Other	4.5%	4.0%

Total	100.0%	100.0%

      Gross margin (loss) (sales less cost of products sold) was ($2.8) million for the three months ended July 31, 2001 compared to gross margin of $18.5 million for the three months ended July 31, 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from lower production volume and its effect on fixed operating costs per ton. Production volume during the third quarter of 2001 was approximately 82% of operating capacity compared to approximately 85% in the 2000 period.

      Operating income (loss) was ($11.3) million, or ($40) per ton, for the three months ended July 31, 2001 compared to operating income of $8.6 million, or $28 per ton, for the three months ended July 31, 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above.

      Interest income and other income (expense), net was $0.5 million for the three months ended July 31, 2001 compared to $1.8 million for the three months ended July 31, 2000. The decrease in interest income was due primarily to lower cash balances and lower interest rates in the 2001 period compared to the 2000 period.

      As a result of the items discussed above, the Company had a loss before taxes of $18.7 million for the three months ended July 31, 2001 compared to income before taxes of $2.4 million for the three months ended July 31, 2000.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Nine Months Ended July 31, 2001 Compared to
Nine Months Ended July 31, 2000.

      Net sales for the nine months ended July 31, 2001 were $307.4 million on 756,706 tons shipped, representing a 29.8% decrease in net sales and a 23.2% decrease in tons shipped compared to the nine months ended July 31, 2000. Shipping volume for the 2001 period was lower due primarily to lower customer demand resulting from a general slowing in the U.S. economy coupled with high levels of imported steel. Net sales per ton shipped decreased 8.8% to $406 in the 2001 period compared to $445 for the 2000 period, with net selling prices down 11.0% offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 53.7% of total shipments for the nine months ended July 31, 2001 compared to 52.4% for the nine months ended July 31, 2000.

      The table below shows the Company’s product mix for the nine months ended July 31, 2001 and July 31, 2000.

	Net Tons Shipped		Percent of Total

	Nine Months Ended		Nine Months Ended
	July 31,		July 31,
	2001	2000	2001	2000

CUSTOM PRODUCTS:

Hot Rolled	229,557	312,283	30.3%	31.7%

Cold Rolled	13,567	14,561	1.8%	1.5%

Coated products	163,392	188,595	21.6%	19.2%

Total Custom Products	406,516	515,439	53.7%	52.4%

Total Commodity Products	350,190	469,261	46.3%	47.6%

Total Steel Products	756,706	984,700	100.0%	100.0%

      The following table sets forth the percentage of WCI’s net tons shipped to various markets for the nine months ended July 31, 2001 and July 31, 2000.

	Nine Months Ended
	July 31,
Customer Category	2001	2000

Conversion / further processing	50.3%	49.4%

Steel service centers	19.7%	25.3%

Construction	15.4%	11.8%

Electrical equipment	4.9%	5.0%

Direct automotive	5.0%	4.9%

Other	4.7%	3.6%

Total	100.0%	100.0%

      Gross margin (loss) (sales less cost of products sold) was ($8.4) million for the nine months ended July 31, 2001 compared to gross margin of $65.4 million for the nine months ended July 31, 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from significantly lower production volume and its effect on fixed operating costs per ton. Production volume during the nine months ended July 31, 2001 was approximately 73% of operating capacity compared to approximately 94% in the 2000 period.

      Operating income (loss) was ($41.7) million, or ($55) per ton, for the nine months ended July 31, 2001 compared to operating income of $35.3 million, or $36 per ton, for the nine months ended July 31, 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above along with a charge of $3.9 million associated with YSC’s indefinite idling of its operating facility on July 15, 2001 (See “Note 5: Asset Impairment and Related Charges” above) and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company (See “Note 4: Other Matters” above). Excluding these charges, the operating loss was ($35.7) million, or ($47) per ton for the nine months ended July 31, 2001.

      Interest income and other income (expense), net was ($7.8) million for the nine months ended July 31, 2001 compared to income of $6.6 million for the nine months ended July 31, 2000. In the 2001 period WCI recorded a charge of $10.5 million to write down the carrying value of Acme Metals, Inc. 10.875% Senior Unsecured Notes owned by WCI. In the 2000 period, the Company recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers, which permitted the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits. Interest income was $2.4 million for the nine months ended July 31, 2001 compared to interest income of $3.4 million for the nine months ended July 31, 2000. The decrease in interest income was due primarily to lower cash balances and lower interest rates in the 2001 period compared to the 2000 period.

      As a result of the items discussed above, the Company had a loss before taxes of $73.4 million for the nine months ended July 31, 2001 compared to income before taxes of $18.0 million for the nine months ended July 31, 2000.

      Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Liquidity and Capital Resources

      WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. WCI has met these requirements in each fiscal year since 1992 from cash balances and cash provided by operating activities. The Company’s primary sources of liquidity as of July 31, 2001 consisted of cash and cash equivalents of $45.9 million and available borrowing under its $100 million revolving credit agreement (“Revolver”).

      The Revolver has a maximum borrowing limit of $100 million, is secured by eligible inventories and receivables, as defined therein, and expires on December 29, 2003. As of July 31, 2001, WCI had no borrowings outstanding under the Revolver, with a borrowing limit of $81.5 million based on eligible inventories and receivables, net of $14.2 million in letters of credit outstanding or committed.

      Cash (used) provided by operating activities was ($35.6) million for nine months ended July 31, 2001 compared to $34.2 million for the 2000 period. The decreased operating cash flow in the 2001 period compared to the 2000 period resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

      Capital expenditures were $8.2 million and $12.4 million during the nine months ended July 31, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2001. The Company expects to reline its blast furnace during the third calendar quarter of 2002 at an estimated cost of $15 million. Management has funded the Company’s capital expenditures in 2001 and 2000 through cash balances and cash provided by operating activities. At July 31, 2001, the Company had commitments for capital expenditures of approximately $5.9 million.

      The Revolver and the indenture governing WCI’s 10% Senior Secured Notes due 2004 (“Senior Secured Notes”) contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios. The Revolver requires the Company to maintain a minimum net worth, as defined, of not less than a negative $200 million. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

      The Company paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the nine months ended July 31, 2001. The Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

Postretirement Benefit Plans

      The Company provides postretirement health care and life insurance benefits to substantially all employees who retire from the Company upon meeting certain age and length of service eligibility requirements. As a result of the collective bargaining agreement effective September 1, 1999, the Company was permitted to pay current claims up to $8.8 million from a trust. That limit was reached during the three months ended July 31, 2001 which will now require the Company to pay claims from corporate assets. Claims paid by the Company or trust totaled $4.0 million, $4.4 million and $3.4 million during the nine months ended July 31, 2001 and fiscal years 2000 and 1999, respectively.

      The Company has a defined benefit pension plan (“DBP”) which covers substantially all bargained for employees. The Company expects to contribute approximately $7.2 million, $24.6 million and $15.4 million to the plan during 2001, 2002 and 2003, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. The Company contributed $5.4 million, $4.2 million and $6.7 million to the plan during the nine months ended July 31, 2001 and fiscal years 2000 and 1999, respectively.

Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective November 1, 2002. The adoption of Statement 141 and Statement 142 is not expected to have a material effect on either financial position or results of operation.

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

Outlook

      The domestic steel market continues to be negatively impacted by high levels of steel imports and a general slowing of the economy. However, the recent interest rate cuts by the Federal Reserve are expected to strengthen the economy and lead to increased steel consumption early next year. In addition, service center inventories and car and light truck inventories have dropped significantly from their recent highs. While we are encouraged by both the preliminary and final determinations recently announced by the U.S. Department of Commerce regarding the importation of hot-rolled carbon steel products, and the initiation of a Section 201 International Trade Commission investigation, imports are expected to continue to supply a significant portion of domestic steel demand which will result in continued price pressure.

      The Company’s order entry rate has stabilized and the Company expects shipping volume to be flat in the fourth fiscal quarter of 2001 compared to the third quarter. Selling prices are expected to decline slightly in the fourth quarter compared to the third quarter due to decreases in prices for cold rolled and galvanized products. Custom products are expected to comprise approximately 50% of shipments in the fourth quarter compared to 52.4% in the third quarter. Per ton production costs are expected to increase slightly in the fourth quarter compared to the third quarter due to increased maintenance costs and natural gas prices and the cost of idling certain finishing facilities periodically during the quarter. As a result, the Company expects to incur a loss in the fourth quarter that is larger than that reported in the third quarter.

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

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

WCI STEEL, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC.
(registrant)

Date: August 30, 2001	/S/ JOHN P. JACUNSKI

John P. Jacunski Vice President and Chief Financial Officer (principal financial officer)