Form 10-K
period 2001-10-31
WCI STEEL INC
filed 2002-01-29
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001.

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

     None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Note: The Registrant files pursuant to an indenture, but is not otherwise subject to Section 13 or 15(d) filing requirements.

[  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at January 28, 2002 was $0.

WCI STEEL, INC. AND SUBSIDIARIES
FORM 10-K
INDEX

PART I

ITEM 1. BUSINESS

General

     WCI Steel, Inc. (WCI or Company), a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988 and commenced operations on September 1, 1988. WCI’s primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities owned by subsidiaries located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 185 grades of flat rolled custom and commodity steel products. Total shipments were 1,041,209 tons in fiscal 2001 and 1,265,895 tons in fiscal 2000. Custom flat rolled products, which include high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel, constituted approximately 51.5% of net tons shipped during fiscal 2001 and 52.1% during fiscal 2000 (see “Overview” below for a discussion of custom products). Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers.

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

     The table below shows the Company’s product mix for the last three years.

	Net Tons Shipped			Percent of Total

	Fiscal Year Ended			Fiscal Year Ended
	October 31,			October 31,

	2001	2000	1999	2001	2000	1999

CUSTOM PRODUCTS:

Hot Rolled	302,389	394,213	403,535	29.0%	31.1%	33.3%

Cold Rolled	19,450	19,929	13,902	1.9%	1.6%	1.1%

Coated products	214,460	245,969	268,994	20.6%	19.4%	22.2%

Total Custom Products	536,299	660,111	686,431	51.5%	52.1%	56.6%

Total Commodity Products	504,910	605,784	525,828	48.5%	47.9%	43.4%

Total Steel Products	1,041,209	1,265,895	1,212,259	100.0%	100.0%	100.0%

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

     In the high carbon and alloy markets, WCI competes with several other domestic integrated and minimill producers, as well as various steel producers in Canada, Europe and Japan. In the ultra high strength market, WCI competes with several integrated mills.

     Silicon—Silicon electrical steel is sheet steel that exhibits certain electrical or magnetic properties. The magnetic properties of this product permit electric motors to run at high speeds for extended periods of time with greater efficiency while minimizing heat loss.

     The market for silicon electrical sheet steel can be divided into two main segments: grain oriented silicon sheet and non-grain oriented silicon sheet. The distinction between grain and non-grain oriented silicon sheet pertains to the electrical properties of the steel. WCI’s silicon annealing line is designed for production of non-grain oriented silicon sheet and all of WCI’s silicon shipments are in this segment. Presently, there is one domestic competitor in this segment and several foreign competitors. In addition, the Company’s product also has experienced increasing competition in the last year from cold-rolled motor laminations produced by several other integrated steelmakers, which have been developed as a substitute product for silicon steel in certain applications. Due to the migration of certain motor manufacturing capability to Mexico, the market to which the Company can cost effectively supply its product is contracting.

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

     Commodity Products

     In fiscal 2001, WCI shipped 504,910 tons in the aggregate of sheet and strip products consisting of hot and cold rolled low carbon, other high strength and light gauge galvanize steel, which represented approximately 49% of the Company’s net tons shipped. Hot rolled low carbon and high strength sheet is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled low carbon and light gauge galvanize sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers, minimills, and independent producers.

     Marketing

     WCI’s marketing, sales and customer service functions are coordinated through three wholly owned subsidiaries, WCI Steel Sales LP (WCI Sales), WCI Steel Metallurgical Services Inc. (WCI Metallurgical Services) and WCI Steel Production Control Services Inc. (WCI Production Services).

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

     Sales outside WCI’s geographic market are made through independent sales representatives on a commission basis. Although transportation costs can be prohibitive at extreme distances from the Warren facility, select custom products are competitively priced outside WCI Sales normal target markets. WCI Sales believes that independent sales representatives provide the most cost-effective method to access these customers. Approximately 3.8% of WCI Sales’ volume in fiscal 2001 was sold through the independent sales representatives.

     Marketing and pricing are centralized at the Warren facility, where the marketing strategy and pricing levels are established for all WCI products. WCI Sales has a marketing staff that works closely with the sales and technical service representatives to coordinate the implementation of the sales and marketing strategy.

     WCI Metallurgical Services is responsible for developing the specialized chemistries that support WCI’s custom product mix. In addition, WCI Metallurgical Services has a staff of technical service representatives with strong metallurgical and technical backgrounds who assist the sales force in the field. Together, WCI believes the sales force and the technical staff comprise a knowledgeable team qualified to identify and meet customer needs.

     WCI Production Services provides order entry and order status services to assist WCI Sales in meeting customer needs. WCI Production Services provides customer service and utilizes a fully automated computerized sales network that provides the sales force and customers with product specifications and timely order status information.

Customers

     WCI’s customer base is dominated by steel converters and steel service centers, which in fiscal 2001 represented 70.5% of shipments. The remaining shipments were directly to end-users.

     The following table sets forth the percentage of WCI’s net tons shipped to various markets for the past three fiscal years.

	Fiscal Year Ended
		October 31,

Customer Category	2001	2000	1999

Conversion / further processing	51.8%	49.2%	47.4%

Steel service centers	18.7%	24.8%	23.0%

Construction	15.1%	12.0%	13.3%

Electrical equipment	4.5%	5.0%	6.1%

Direct automotive	5.1%	4.9%	5.7%

Other	4.8%	4.1%	4.5%

Total	100.0%	100.0%	100.0%

     In fiscal years 2001, 2000 and 1999, WCI’s twenty largest customers represented approximately 62%, 62% and 59%, respectively, of net sales. The Company’s largest customer, Worthington Industries, represented approximately 9.8%, 10.1% and 11.3% of net sales in fiscal 2001, 2000 and 1999, respectively.

Backlog

     On October 31, 2001, WCI’s order backlog was approximately 135,000 net tons with an approximate value of $52 million compared to approximately 144,000 net tons with an approximate value of $64 million at October 31, 2000, based in each case on the then current prices. Under the applicable orders, WCI is scheduled to ship substantially all of the orders in the October 31, 2001 backlog by March 31, 2002. Although customers may cancel orders included in the backlog, such cancellations have been negligible in the past.

Competition

     The domestic steel market is highly competitive. Competition in the domestic steel market is intensified by excess world capacity which results in significant steel imports to the United States. This competition affects the prices the Company can charge for its products and the utilization of its production facilities.

     In the United States WCI competes with many other integrated producers and minimills in most of its custom products. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material in an electric furnace production process. Compared to integrated producers, minimills, which rely on less capital-intensive hot metal sources, have certain production cost advantages. Because minimills typically are not unionized, they have more flexible work rules, which have resulted in lower employment costs per net ton shipped. Through the use of various higher quality raw materials and the development of thin slab casting technology, electric furnace producers are able to compete directly with producers of higher value products, including high carbon, alloy and coated products. The penetration of the minimills into the high carbon and alloy product markets has resulted from the distortion of steel supply created by the surge of imports in flat rolled steel products into the United States and the lower demand for steel products due to the slumping economy. This penetration has influenced the pricing structure of these products and has reduced the premium WCI is currently able to receive on these products compared to commodity products.

     During 2001, the domestic steel market continued to compete with a high level of imports of foreign produced flat rolled steel that saw significant increases beginning in 1998. From 1993 to 1997 imported steel supplied between 18.7% and 24.8% of domestic steel demand. However, the domestic market share of imported steel increased in 1998, 1999, and 2000 to 30.0%, 26.2%, and 28.3%, respectively, and is estimated to have been 25% in 2001. This significant increase in imported steel during the last four years has adversely affected shipping volume and has resulted in a depressed pricing environment. Over the past several years, WCI and the steel industry have filed various trade cases against hot-rolled and cold-rolled carbon steel flat products from various countries, certain of which are pending before the International Trade Commission (ITC). While various duties have been imposed on these products from certain countries, to date they have been ineffective in reducing overall steel imports into the U.S.

     In June 2001 the U.S. Trade Representative, at the direction of President Bush, requested an investigation by the ITC under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the U.S. in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. This request included the investigation of carbon and alloy flat rolled products among other products. On October 22, 2001 the ITC determined that the requisite injury had been demonstrated related to carbon and alloy slabs, hot-rolled, cold-rolled and coated products. These determinations pertain to imports from all countries except Canada.

     On December 19, 2001 the ITC forwarded its remedy recommendations to President Bush. These recommendations included a tariff rate quota on carbon and alloy slabs of 20% in excess of 7.0 million tons per year adjusting over a four year period to 11% on imports in excess of 8.5 million tons and a 20% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a four year period to 11%. President Bush is expected to make his remedy determination by early March 2002. President Bush may, in his sole discretion, grant or withhold relief and determine the extent of relief.

     In addition to the Section 201 investigation discussed above, the U.S. Trade Representative is engaged in multilateral trade discussions with 40 countries aimed at removing impediments to the elimination of excess and inefficient steel capacity. This includes an examination of each government’s policy related to the steel industry. The talks currently are focused on self-examinations of domestic steel capacity situations and both steel specific and non-steel specific policies that have inhibited the steel market from working efficiently and, thus, prevented inefficient excess steel capacity from leaving the market. Ultimately, the reduction of global steel capacity will be determined by individual companies and countries with the outcome of the multilateral discussions and their effect on capacity unclear at this time.

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

     Iron Ore Pellets

     WCI has a contract with a major supplier of iron ore pellets for its requirements through fiscal 2004. Iron ore pellets satisfied approximately 73.8% of WCI’s iron requirements for the blast furnace in fiscal 2001, while WCI’s sinter plant provided the balance until its indefinite idling on July 15, 2001. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements through 2004 from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.

     Coke

     Coke is the principal fuel used to produce liquid iron and is an essential ingredient in steelmaking. WCI has a contract with an integrated steel producer for a majority of its estimated coke requirements through fiscal 2003. WCI’s coke requirements are approximately 670,000 tons per year. The domestic supply of coke has decreased significantly over the last decade and may decrease further in the future due to the requirements of the Clean Air Act and the financial condition of certain producers. As the Company does not own a coke battery, it is dependent upon commercially available domestic or imported coke to sustain its operations. Although the Company believes that there will be adequate supplies of domestic or imported coke available for its purposes after the expiration of its contracts in 2003, there can be no assurance to such effect.

     Scrap

     WCI uses scrap steel to supplement the liquid iron produced at the blast furnace for the steel making process. Scrap steel accounted for approximately 23.5% of the Company’s liquid steel production in fiscal 2001. Scrap steel is readily available and is purchased on an as-needed basis.

     Energy and Gases

     WCI’s steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends through March 2002 from a local utility. WCI can generate approximately 20% of its own electrical needs. Natural gas is also purchased pursuant to supply contracts, certain of which extend through March 2003. Oxygen is delivered, under a contract that extends through March 2002, from supplier-owned plants located at the Warren facility. A new oxygen supply agreement was entered into with the same supplier for a fifteen (15) year period commencing upon the completion of a new supplier-owned facility also to be located at the Warren facility. The facility is expected to be complete by May 2002. Pursuant to a contract entered into in 1988, WCI is required to purchase all coke oven gas produced at an adjoining coke plant, which is usable by WCI, at a price based upon, but at a discount to, natural gas prices. The adjoining coke plant is currently idle. If the plant were permanently idled, WCI would use natural gas to replace coke oven gas. This would not materially affect WCI’s operation or financial results.

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

     The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires the Company to complete certain supplemental environmental projects estimated to cost approximately $2.4 million which will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

     As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), and has submitted its report to the EPA. The Company and the EPA agreed that additional sampling would be required to complete a full RFI which is expected to be completed by the end of 2003. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

     The Company operates a landfill at its Warren facility, which receives waste materials from the iron and steel-making operations. The Ohio EPA has issued a permit to install a new lined landfill to replace this landfill. The plan involves closure by removal of the present landfill by providing approximately one-third of its contents to established markets for construction materials and disposing of any non-salable or non-recyclable material in the new lined landfill. The new lined landfill construction and existing landfill closure is expected to be completed in seven consecutive phases. The estimated cost through Phase I is approximately $4.4 million to be completed during the first fiscal quarter of 2002 and the estimated cost for Phase II is approximately $2.0 million expended over two years. Construction of the new landfill began during fiscal 2001. On October 27, 2000, the Company received notice that the Ohio EPA was seeking an administrative settlement of certain alleged violations relating to the operation of the existing landfill. The Ohio EPA seeks to require the Company to make changes in the lateral and/or vertical limits of the waste in the landfill, or obtain approved modifications to allow the existing lateral and vertical limits of waste. In addition, Ohio EPA is seeking an administrative penalty in the amount of $109,500. The Company believes that it has significant defenses to the alleged violations, and is attempting to negotiate a settlement of the matter with Ohio EPA.

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

Employees

     As of October 31, 2001, WCI had 463 salaried employees and 1,398 hourly employees. Most of the employees are located at the Warren facility with most of the hourly employees being represented by the United Steelworkers of America (USWA) with which WCI has a five-year collective bargaining agreement that expires October 31, 2004.

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

     The Company has a defined benefit floor offset pension plan, which covers substantially all hourly employees at the Warren facility. The plan, when combined with benefits from the Company’s defined contribution plan which was frozen effective September 1, 1999 and benefits from a predecessor company’s defined benefit pension plan, will provide a minimum level of pension benefits for eligible employees. Benefits are based on age and years of service, but not compensation. Under this plan, employees who retired on or before August 31, 1999 receive a monthly benefit equal to $35 (Benefit Multiplier) times the number of years of service with WCI or its predecessors. Effective September 1, 2000 for retirements on or after September 1, 1999, the Benefit Multiplier increased from $35 to $52.50 for years of service up to 30 and $70 for years of service in excess of 30. On September 1, 2002 for retirements on or after September 1, 1999, the Benefit Multiplier will further increase to $56.25 for years of service up to 30 and $75 for years of service in excess of 30. If the employee has at least 30 years of service at retirement, the monthly benefit is subject to certain minimums based on age at retirement. No named executive officer is eligible to participate in this plan.

     Postretirement Benefit Plans

     WCI provides postretirement health care and life insurance benefits to substantially all employees who retire upon meeting certain age and length of service eligibility requirements. The Company has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of the Company and one of its subsidiaries to secure the Company’s obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, the Company was permitted to pay current claims up to $8.8 million from a trust. That limit was reached during the three months ended July 31, 2001 which thereafter requires the Company to pay claims from corporate assets. Claims paid by the Company or trust totaled $5.4 million, $4.4 million and $3.4 million during fiscal years 2001, 2000, and 1999, respectively.

ITEM 2. PROPERTIES

     WCI’s Warren, Ohio facility, situated on approximately 1,100 acres, includes a blast furnace, a two vessel BOF shop, an LMF and a vacuum degasser, a twin-strand Continuous Caster, a 56-inch hot strip mill, 54-inch tandem and temper mills, annealing facilities, a silicon continuous annealing line, hot-dip galvanizing line and other finishing facilities. The blast furnace was last relined during 1995 as part of its planned maintenance, a procedure which is performed on a routine basis every six to eight years.

     Youngstown Sinter Company (YSC), a wholly owned subsidiary of WCI, owns a sinter plant located in Youngstown, Ohio on 51 acres. YSC idled its plant indefinitely effective July 15, 2001. YSC had been in operation since 1991 producing a clinker-type material (Sinter) from steelmaking by-products such as slag and ore fines. The sinter was then used as a substitute feed stock in WCI’s blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

     Niles Properties, Inc., a subsidiary of the Company, is located approximately five miles from the Warren facility, and has approximately 525,000 square feet of building space with two long-term tenants occupying 19% of the facility.

     WCI believes that its facilities are well maintained and they are considered satisfactory for their purposes.

     See Part II, Item 8, Note 4 to the Consolidated Financial Statements for a description of liens related to the Company’s property, plant and equipment.

ITEM 3. LEGAL PROCEEDINGS

     On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court’s decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court’s decision to dismiss. All briefs have been filed in the Federal Appeals Court but no decision has yet been rendered.

     In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended October 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is a direct wholly owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly owned subsidiary of The Renco Group, Inc. (Renco). There is no established public trading market for the Company’s common stock. Since December 1996, the Company has had one shareholder. The Company did not pay dividends during fiscal year 2001 and paid cash dividends twice during fiscal year 2000 totaling $9,200,000. See Part II, Item 8, Note 4 to the Consolidated Financial Statements for limitations on dividends.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year Ended October 31

	2001	2000	1999 (1)	1998	1997 (2)

	(Dollars and tons in thousands, except per ton amounts)
Statement of Operations Data:

Net sales	$413,108	$560,689	$531,669	$665,741	$668,470

Cost of products sold	430,991	487,477	468,170	560,951	547,545

Gross margin (loss)	(17,883)	73,212	63,499	104,790	120,925

Depreciation and amortization	20,870	23,254	23,334	25,240	23,174

Selling, general and administrative expenses	16,833	15,770	14,613	17,343	29,355

Unusual charges	5,631	—	—	—	—

Operating income (loss)	(61,217)	34,188	25,552	62,207	68,396

Interest expense	31,980	31,940	32,030	32,057	31,690

Interest and other income (expense)	(7,608)	8,054	8,062	2,308	1,239

Income (loss) before income taxes and extraordinary loss on early retirement of debt	(100,805)	10,302	1,584	32,458	37,945

Income taxes	—	—	(4,279)	12,365	14,482

Income (loss) before extraordinary loss on early retirement of debt	($100,805)	$10,302	$5,863	$20,093	$23,463

Other Operating Data:

Net tons shipped	1,041	1,266	1,212	1,412	1,329

Percent custom products	51.5%	52.1%	56.6%	52.7%	55.5%

Average selling price per net ton shipped	$397	$443	$439	$471	$503

Average cost per net ton shipped	414	385	386	397	412

Average gross margin (loss) per net ton shipped	(17)	58	52	74	91

Average operating income (loss) per net ton shipped	(59)	27	21	44	51

Balance Sheet Data:

Cash & cash equivalents	$32,244	$89,478	$76,349	$62,195	$18,989

Working capital (excluding cash, cash equivalents and short-term investments)	12,845	46,946	39,113	45,645	66,913

Property, plant and equipment, net	193,453	202,578	208,477	217,624	224,620

Total assets	406,613	478,176	479,944	460,286	470,751

Total debt (including current portion)	301,647	301,380	301,502	301,618	302,937

Shareholder’s equity (deficit)	(181,434)	(80,629)	(81,731)	(84,873)	(90,866)

(1)	Fiscal 1999 statement of income reflects an income tax benefit of $4.3 million resulting from the subchapter S election described in Note 1(g), a gain of $5.0 million resulting from an agreement with the USWA permitting the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits and a benefit of $7.5 million resulting from the LIFO inventory valuation method.

(2)	Fiscal 1997 statement of income reflects $8.6 million of compensation expenses related to the debt refinancing and equity redemption transactions effected in November 1997.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Unless otherwise indicated, references to a year are to the Company’s fiscal year ended October 31.

Results of Operations

     Fiscal 2001 Compared to Fiscal 2000

     Net sales in 2001 were $413.1 million on 1,041,209 tons shipped ($105.7 million and 284,503 tons shipped for the fourth quarter), representing a 26.3% decrease in net sales and a 17.7% decrease in tons shipped compared to 2000. Shipping volume for the 2001 period was lower due primarily to lower customer demand resulting from a general slowing in the U.S. economy coupled with high levels of imported steel. Net sales per ton shipped decreased 10.4% to $397 in 2001 compared to $443 in 2000, with net selling prices down 12.2% offset somewhat by changes in product mix. Shipments of custom carbon, alloy and electrical steels accounted for 51.5% of total shipments in 2001 compared to 52.1% in 2000. Net sales per ton shipped for the fourth quarter of 2001 were $371 compared to $395 for the third quarter of 2001 and $436 for the fourth quarter of 2000. The decrease in net sales per ton for the fourth quarter compared to the third quarter resulted primarily from changes in product mix. On October 31, 2001, WCI’s order backlog was approximately 135,000 net tons compared to approximately 144,000 net tons at October 31, 2000.

     Gross margin (loss) (sales less cost of products sold) was ($17.9) million in 2001 compared to gross margin of $73.2 million in 2000. The decrease in gross margin reflects the lower shipping volume and transaction prices discussed above and higher per ton production costs resulting from significantly lower production volume and its effect on fixed operating costs per ton. Production volume in 2001 was approximately 74% of operating capacity compared to approximately 89% in 2000. In addition, the Company recorded inventory valuation charges totaling $2.6 million in the fourth quarter of 2001 compared to $1.2 million in the fourth quarter of 2000.

     Operating income (loss) was ($61.2) million, or ($59) per ton, in 2001 compared to operating income of $34.2 million, or $27 per ton, in 2000. The decrease in operating income for the 2001 period reflects the lower gross margin discussed above along with a charge of $3.9 million associated with YSC’s indefinite idling of its operating facility on July 15, 2001 (See “Note 14: Unusual Charges”), a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company (See “Note 13: Other Matters”) and a charge of $1.7 million to write-off costs incurred in an unsuccessful attempt to acquire another steel maker (See “Note 14: Unusual Charges”). Excluding these charges, the operating loss was ($53.5) million, or ($51) per ton for fiscal year 2001.

     Interest income and other income (expense), net was ($7.6) million in 2001 compared to $8.1 million in 2000. In the 2001 period WCI recorded a charge of $10.5 million to write down the carrying value of Acme Metals, Inc. 10.875% Senior Unsecured Notes owned by WCI. In the 2000 period, the Company recorded a gain of $2.8 million as a result of an agreement with the United Steelworkers, which permitted the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits. Interest income was $2.7 million in 2001 compared to interest income of $4.8 million for 2000. The decrease in interest income was due primarily to lower cash balances and lower interest rates in the 2001 period compared to the 2000 period.

     As a result of the items discussed above, the Company had a loss before taxes of $100.8 million in 2001 compared to income before taxes of $10.3 million in 2000.

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

     As a result of the items discussed above, the Company had income before taxes of $10.3 million in 2000 compared to $1.6 million in 1999.

     Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes. For the 1999 period, the Company recognized an income tax benefit of $4.3 million which included the elimination of net deferred tax liabilities recorded as of October 31, 1998.

Liquidity and Capital Resources

     WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. The Company’s primary sources of liquidity as of October 31, 2001 consisted of cash and cash equivalents of $32.2 million and available borrowing under its $100 million revolving credit agreement (Revolver).

     The Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and subject to eligibility requirements, as defined therein, and expires on December 29, 2003. As of October 31, 2001, WCI had no borrowings outstanding under the Revolver, with a borrowing limit of $75.2 million based on eligible inventories and receivables, net of $14.3 million in letters of credit outstanding or committed. As of December 31, 2001 WCI had liquidity (cash and availability under Revolver) of $45.9 million, after deducting a $25 million minimum availability requirement under the Revolver amendment as discussed below, and after reduction for letters of credit outstanding or committed of $14.9 million.

     Cash from Operations

     Cash provided (used) by operating activities was ($44.1) million for 2001 compared to $38.1 million and $28.7 million for 2000 and 1999, respectively. The decreased operating cash flow in 2001 compared to 2000 resulted primarily from a decrease in income before taxes excluding non-cash charges offset somewhat by changes in working capital.

     As of October 31, 2001, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $10.9 million for 2002, $0.3 million for 2003 and nothing thereafter.

     Capital Expenditures

     Capital expenditures were $13.6 million, $15.6 million and $11.4 million during 2001, 2000 and 1999, respectively. Capital expenditures are expected to be approximately $9 million for all of fiscal 2002. WCI has deferred the previously scheduled reline of its blast furnace. The Company has the blast furnace on a regular maintenance program to extend the life of the furnace lining, and the Company will continue to monitor the condition of the lining. The reline of the blast furnace has not yet been rescheduled. Management has funded the Company’s capital expenditures in 2001, 2000 and 1999 through cash balances and cash provided by operating activities. At October 31, 2001, the Company had commitments for capital expenditures of approximately $4.3 million.

     Debt Transactions

     Renco Steel is a holding company formed by Renco in January 1998, which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Historically, Renco Steel has met its debt service obligations from its cash balances and earnings thereon, through distributions from the Company as permitted under the Company’s outstanding indebtedness as described in Note 4 and from cash infusions from Renco. The Company does not expect to be permitted to pay dividends or make other distributions for the foreseeable future.

     The Revolver and the indenture governing WCI’s 10% Senior Secured Notes due 2004 contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. On January 25, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the Company to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through April 30, 2002, negative $255 million from May 1, 2002 through July 31, 2002, and negative $260 million on August 1, 2002 and thereafter. In addition, the Company is required to maintain minimum availability under the Revolver of $25 million. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

     Dividends

     The Company paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during fiscal year 2001. The Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

     Postretirement Benefit Plans

     WCI provides postretirement health care and life insurance benefits to substantially all employees who retire upon meeting certain age and length of service eligibility requirements. The Company has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of the Company and one of its subsidiaries to secure the Company’s obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, the Company was permitted to pay current claims up to $8.8 million from a trust. That limit was reached during the three months ended July 31, 2001 which thereafter required the Company to pay claims from corporate assets. Claims paid by the Company or trust totaled $5.4 million, $4.4 million and $3.4 million during fiscal years 2001, 2000, and 1999, respectively.

     The Company has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. The Company expects to contribute approximately $26.6 million, $19.3 million and $16.8 million to the DBP during 2002, 2003 and 2004, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. The Company contributed $7.2 million, $4.2 million and $6.7 million to the DBP during the fiscal years ended October 31, 2001, 2000 and 1999, respectively.

     Environmental Matters

     WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring.

     Capital expenditures for environmental control and monitoring were $2.6 million, $0.7 million and $0.4 million in 2001, 2000 and 1999, respectively. Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $8.9 million, $9.3 million and $8.2 million for 2001, 2000 and 1999, respectively. Operating costs for fiscal 2002 for control and monitoring equipment are not expected to increase significantly from the prior periods.

     Environmental laws and regulations continue to change and generally have become more stringent, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI’s consolidated financial position and future results of operations.

     Labor Matters

     Most of the Company’s hourly employees are represented by the USWA, with which the Company has a five-year collective bargaining agreement effective September 1, 1999 that expires October 31, 2004. This contract provides for wage increases of $1 per hour that became effective September 1, 2001 and $1 per hour effective March 1, 2003.

     Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and adopted Statement 142 effective November 1, 2001. The adoption of Statement 141 and Statement 142 will not have a material effect on either financial position or results of operation.

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of certain long-lived assets. It requires companies to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is required to be adopted in fiscal years beginning after June 15, 2002. WCI has not yet determined the effect, if any, that adopting Statement 143 will have on future earnings and financial position.

     In August 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of Statement No. 144, and the guidance will be applied on a prospective basis. WCI will adopt the Statement effective November 1, 2001.

     Outlook

     During the past several years the domestic steel market has been significantly impacted by the high level of steel imports to the U.S. The domestic market share of imported steel is estimated to have been approximately 25% for calendar 2001 and was 28.3%, 26.2% and 30.0% during calendar years 2000, 1999 and 1998, respectively while imports from calendar years 1993 to 1997 supplied between 18.7% and 24.8%. This significant increase in imported steel during the last four years has adversely affected shipping volume and has contributed significantly to the depressed pricing environment in the current market. During this period, WCI and the steel industry have filed various trade cases against hot-rolled and cold-rolled carbon steel flat products from various countries (certain of which are pending before the ITC) in response to this increase in imports. While various duties have been imposed on these products from certain countries, to date these duties have been ineffective in reducing overall steel imports to the U.S.

     As a result of the distortion of steel supply created by the surge of imports of flat rolled steel products and the lower demand for steel products due to the slumping economy, competition has intensified in the Company’s high carbon and alloy product markets, particularly from minimills. This increased competition has influenced the pricing structure of these products and has reduced the premium WCI is currently able to receive on these products compared to commodity products.

     In response to the surging imports, in June 2001 the U.S. Trade Representative, at the direction of President Bush, requested an investigation by the International Trade Commission under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the U.S. in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. This request included the investigation of carbon and alloy flat rolled products among other products. On October 22, 2001 the ITC determined that the requisite injury had been demonstrated related to carbon and alloy slabs, hot-rolled, cold-rolled and coated products. These determinations pertain to imports from all countries except Canada.

     On December 19, 2001 the ITC forwarded its remedy recommendations to President Bush. These recommendations included a tariff rate quota on carbon and alloy slabs of 20% in excess of 7.0 million tons per year adjusting over a four year period to 11% on imports in excess of 8.5 million tons and a 20% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a four year period to 11%. President Bush is expected to make his remedy determination by early March 2002. President Bush may, in his sole discretion, grant or withhold relief and determine the extent of relief.

     For the longer term, the shipping levels and realized selling prices of WCI products will be influenced by the levels of imported steel, the strength of the manufacturing sector of the domestic economy and production capacity changes by domestic competitors. Domestic flat rolled steel production capacity has been reduced by the closing of seven producers during the past two years with total hot strip mill capacity of 16.7 million tons. This has yet to have a significant impact on the market due to the levels of imports and the depressed manufacturing sector of the economy. In addition, any future impact of this closed capacity may be reversed if the facilities are restarted as has frequently happened with idled steel capacity in the past.

     Shipments during the first quarter of 2002 are expected to be approximately 245,000 tons, or 14% lower than the fourth quarter of 2001. Net sales per ton are expected to be approximately $367 in the first quarter 2002 and cost of products sold per ton is expected to be flat in the first quarter 2002 compared to the fourth quarter 2001. As a result, the Company expects its net loss in the first quarter 2002 to approximate that of the fourth quarter 2001, excluding unusual charges.

     WCI has experienced a significant increase in its order intake rate and backlog during December 2001 and January 2002 which has resulted from the expectation of lower imports due to the pending Section 201 investigation, the recent closure of a competitor, a conclusion to inventory reductions by customers and the beginning of an economic recovery. With the increasing order entry rate and backlog, the Company and most other flat rolled steel producers announced price increases effective February 2002 of $20 per ton on hot-rolled products and effective March 2002 an additional $10 per ton on hot-rolled products and $20 per ton on cold-rolled products. Due to these factors, the Company expects shipping volume in the second quarter 2002 to increase approximately 25% to 310,000 tons compared to the first quarter 2002 with net sales per ton shipped increasing to $381. WCI expects further increases in shipping volume and sales prices through the second half of fiscal 2002 as the steel market and economy continue to recover. Based only on sustaining the expected second quarter 2002 net sales per ton price of $381 and shipping volume of 310,000 tons over the last two quarters of 2002, WCI would incur a significant net loss during fiscal 2002 for which WCI believes it has adequate availability of cash resources to maintain operations through at least fiscal 2002. However, if the volume or price increases expected to be realized during the second quarter of fiscal 2002 are not sustained for the balance of fiscal 2002, it is likely that WCI will not have adequate availability under its existing financing arrangements and will require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing, or what the terms of any additional financing might be. Failure to obtain additional financing in these circumstances would likely have a material adverse effect on WCI’s operations. For periods beyond fiscal 2002, further price and volume improvements will be necessary for the Company to have sufficient cash resources to maintain its operations.

     As discussed in Note 13 to the Consolidated Financial Statements, WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI’s facility. LTV Corporation filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. The coke plant was recently idled by LTV and is expected to be permanently idled by the end of January 2002 unless the plant is purchased by a third party. If the plant is permanently idled, it is estimated that WCI’s results would be reduced by approximately $5 million on an annual basis.

Forward-Looking Statements

     This report includes “forward-looking statements” which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; demand for Company products; changes in industry capacity and levels of imports of steel or steel products; outcome of Section 201 investigation; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to commodity price risk with respect to natural gas and zinc. The Company uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. Based on the Company’s commodity hedge exposure at October 31, 2001 and 2000, a hypothetical 10 percent change in market rates applied to the fair value of the contracts would have no material impact on our earnings, cash flow, or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	October 31,

	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$32,244	$89,478

Accounts receivable, less allowances for doubtful accounts of $3,100 and $750, respectively	48,875	47,599

Inventories	87,075	96,171

Prepaid expenses and other current assets	1,049	1,076

Total current assets	169,243	234,324

Property, plant and equipment, net	193,453	202,578

Intangible pension asset, net	39,556	25,677

Other assets, net	4,361	15,597

Total assets	$406,613	$478,176

LIABILITIES and SHAREHOLDER’S EQUITY

Current liabilities

Current portion of long-term debt	$536	$128

Accounts payable	45,939	47,201

Accrued liabilities	77,679	50,571

Total current liabilities	124,154	97,900

Long-term debt, excluding current portion	301,111	301,252

Postretirement health care benefits	117,719	111,584

Pension benefits	35,000	36,313

Other liabilities	10,063	11,756

Total liabilities	588,047	558,805

Shareholder’s equity (deficit)

Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—

Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—

Additional paid-in capital	279	279

Accumulated deficit	(181,713)	(80,908)

Total shareholder’s equity (deficit)	(181,434)	(80,629)

Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$406,613	$478,176

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years ended October 31,

	2001	2000	1999

Net sales	$413,108	$560,689	$531,669

Operating costs and expenses

Cost of products sold	430,991	487,477	468,170

Depreciation and amortization	20,870	23,254	23,334

Selling, general and administrative expenses	16,833	15,770	14,613

Unusual charges	5,631	—	—

	474,325	526,501	506,117

Operating income (loss)	(61,217)	34,188	25,552

Other income (expense)

Interest expense	(31,980)	(31,940)	(32,030)

Interest and other income (expense), net	(7,608)	8,054	8,062

	(39,588)	(23,886)	(23,968)

Income (loss) before income taxes	(100,805)	10,302	1,584

Income tax (benefit) expense	—	—	(4,279)

Net income (loss)	$(100,805)	$10,302	$5,863

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)
(Dollars in thousands)

				Total
		Additional		Shareholder's
	Common	Paid-In	Accumulated	Equity
	Stock	Capital	Deficit	(Deficit)

Balance at October 31, 1998	$—	$—	$(84,873)	$(84,873)

Net income	—	—	5,863	5,863

Capital contribution	—	279	—	279

Dividends paid on common stock	—	—	(3,000)	(3,000)

Balance at October 31, 1999	—	279	(82,010)	(81,731)

Net income	—	—	10,302	10,302

Dividends paid on common stock	—	—	(9,200)	(9,200)

Balance at October 31, 2000	—	279	(80,908)	(80,629)

Net loss	—	—	(100,805)	(100,805)

Balance at October 31, 2001	$—	$279	$(181,713)	$(181,434)

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Years ended October 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(100,805)	$10,302	$5,863

Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	19,338	20,311	20,400

Amortization of deferred maintenance costs	1,532	2,943	2,934

Amortization of financing costs	1,309	1,291	1,329

Postretirement health care benefits	11,735	11,878	6,968

Pension benefits	4,267	6,820	(2,202)

Provision for losses on accounts receivable	2,603	37	(84)

Deferred income taxes	—	—	(4,758)

Asset impairment and other charges	16,115	—	—

Other	236	1,190	429

Cash provided (used) by changes in certain assets and liabilities

Accounts receivable	(3,879)	10,210	(9,038)

Inventories	9,096	(12,924)	3,893

Prepaid expenses and other assets	(3,757)	1,223	(5,372)

Accounts payable	(1,262)	(12,529)	13,110

Accrued liabilities	1,095	(717)	(4,483)

Other liabilities	(1,693)	(1,982)	(316)

Net cash provided (used) by operating activities	(44,070)	38,053	28,673

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(13,567)	(15,602)	(11,403)

Gross proceeds from the sale of assets	136	—	—

Net cash used by investing activities	(13,431)	(15,602)	(11,403)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in long-term debt	267	(122)	(116)

Dividends paid	—	(9,200)	(3,000)

Net cash provided (used) by financing activities	267	(9,322)	(3,116)

Net increase (decrease) in cash and cash equivalents	(57,234)	13,129	14,154

Cash and cash equivalents at beginning of year	89,478	76,349	62,195

Cash and cash equivalents at end of year	$32,244	$89,478	$76,349

Supplemental disclosure of cash flow information

Cash paid for interest	$30,673	$30,649	$30,707

Cash paid for income taxes	—	21	974

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

     WCI Steel, Inc. (Company or WCI) is a wholly owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly owned subsidiary of The Renco Group, Inc. (Renco).

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

     During 2001, 2000, and 1999, sales to the Company’s largest customer accounted for 9.8%, 10.1%, and 11.3%, respectively, of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI’s shipments are to customers within 200 miles of its primary facility.

     Since its inception, the Company has had labor agreements with the United Steelworkers of America (USWA) and other organized labor organizations. The USWA represents approximately 75% of the Company’s employees. The Company has a five-year agreement with the USWA that expires October 31, 2004.

     (b)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and short-term investments with maturities of three months or less from the date of acquisition.

     (d)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product.

     (e)  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment 2 to 30 years with a weighted average of 18 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

     (f)  Other Assets

     Deferred financing costs, included in other non-current assets, are amortized using the effective yield method over the term of the related financing and deferred blast furnace maintenance costs, also included in other assets, are amortized using the straight-line method over a six-year period.

     (g)  Income Taxes

     On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the “built in gains” provisions of the tax law, certain federal and state taxes may become payable and would be charged to the Company’s statement of operations. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. It is not management’s present intention to trigger any taxes under the built-in-gains provisions of the tax law.

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

(2) Inventories

     Inventories consist of the following:

	October 31,

	2001	2000

	(Dollars in Thousands)
Raw materials	$33,542	$38,873

Finished and semi-finished product	53,438	60,785

Supplies	95	74

	87,075	99,732

Less LIFO reserve	—	3,561

	$87,075	$96,171

(3) Property, Plant and Equipment

     Property, plant and equipment consists of the following:

	October 31,

	2001	2000

	(Dollars in Thousands)
Land and improvements	$694	$435

Buildings	27,329	27,563

Machinery and equipment	334,334	332,456

Construction in progress	10,653	13,115

	373,010	373,569

Less accumulated depreciation	179,557	170,991

	$193,453	$202,578

(4) Long-Term Debt

     Long-term debt consists of the following:

	October 31,

	2001	2000

	(Dollars in Thousands)
Senior Secured Notes with interest at 10% payable semi- annually, due 2004	$300,000	$300,000

Revolving Credit Facility (Revolver) with interest at prime rate (5.5% at October 31, 2001) payable monthly	—	—

Other	1,647	1,380

	301,647	301,380

Less current portion of long-term debt	536	128

	$301,111	$301,252

     The $300 million 10% Senior Secured Notes due 2004 (Senior Secured Notes) are secured by a second priority lien on substantially all of the existing property, plant and equipment of the Company which will become a first priority lien when all of the 10.5% Senior Notes due 2002 (Senior Notes) are extinguished ($0.3 million currently outstanding). A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, also holds a second priority lien on the security for the Senior Secured Notes, which lien will remain a second priority lien even if the lien in favor of the Senior Secured Notes becomes a first priority lien.

     The Company has a $100,000,000 Revolver secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were no borrowings outstanding under the Revolver as of or during the year ended October 31, 2001. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had a borrowing limit of $75,152,000 based on eligible inventory and receivables net of $14,300,000 in letters of credit outstanding or committed at October 31, 2001 and subject to a $25 million minimum eligibility requirement as discussed below. The Revolver is subject to a penalty of $250,000 if terminated before October 31, 2003.

     The Company’s Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company’s assets. On January 25, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the Company to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through April 30, 2002, negative $25 million from May 1, 2002 through July 31, 2002, and negative $260 million on August 1, 2002 and thereafter. In addition, the Company is required to maintain minimum availability under the Revolver of $25 million. This amendment also changes the interest charged to prime rate plus 1.5% which is currently 6.25%. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there are no amounts available for dividends and other transactions with affiliates at October 31, 2001.

     Aggregate principal payments on long-term debt for the five years subsequent to October 31, 2001 are as follows: $536,000 in 2002, $955,000 in 2003, $58,000 in 2004, $300,064,000 in 2005, and $34,000 in 2006.

     As of October 31, 2001, the fair value of the Senior Secured Notes was $195,000,000 based on the quoted market price.

(5) Accrued Liabilities

     Accrued liabilities consists of the following:

	October 31,

	2001	2000

	(Dollars in Thousands)
Payroll	$3,638	$3,749

Employee benefits	18,603	18,390

Defined Benefit Pension Plan (current)	26,631	7,172

Retiree healthcare (current)	5,600	—

Interest	12,520	12,521

Other	10,687	8,739

	$77,679	$50,571

(6) Employee Compensation Plans

     The Company has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on the Company’s income as defined under each plan. Total expense under the plans was $685,000, $4,929,000 and $2,670,000 for the years ended October 31, 2001, 2000 and 1999, respectively. Certain amounts under these plans represent deferred compensation.

(7) Pension Plans

     The Company has defined contribution retirement plans under which it expensed approximately $1,859,000, $2,083,000 and $5,223,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

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

	October 31,

	2001	2000

	(Dollars in Thousands)
Projected benefit obligation	$98,682	$81,195

Plan assets at fair value	36,906	37,534

Projected benefit obligation in excess of plan assets	61,776	43,661

Unrecognized net gain (loss) from past experience different from that assumed and effects of changes in assumptions	5,504	25,726

Unrecognized prior service cost	(45,205)	(51,579)

Additional minimum liability	39,556	25,677

Accrued pension cost	61,631	43,485

Less pension liability due within one year	26,631	7,172

Long-term pension liability	$35,000	$36,313

     An assumed discount rate of 7.0% and 7.5% and an expected return on plan assets of 9.0% in 2001 and 2000, respectively were used for purposes of valuing the benefits under the defined benefit pension plan.

     The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:

	2001	2000

	(Dollars in Thousands)
Projected benefit obligation at beginning of year	$81,195	$69,196

Service cost	3,500	3,971

Interest cost	6,155	4,853

Transfer from defined contribution component	4,827	11,265

Actuarial (gains) losses, net	9,476	(5,237)

Benefits paid	(6,471)	(2,853)

Projected benefit obligation at end of year	$98,682	$81,195

     The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

	2001	2000

	(Dollars in Thousands)
Plan assets at beginning of year	$37,534	$25,909

Actual return on assets	(6,156)	(1,035)

Employer contributions	7,172	4,248

Benefits paid	(6,471)	(2,853)

Transfers from prior plans	4,827	11,265

Plan assets at end of year	$36,906	$37,534

     The following table sets forth the components of pension expense:

	Years Ended October 31,

	2001	2000	1999

	(Dollars in Thousands)
Service cost	$3,500	$3,971	$96

Interest cost	6,155	4,853	3,107

Expected return on plan assets	(3,254)	(2,112)	(1,400)

Amortization of unrecognized:

Prior service cost	6,374	6,374	4,056

Actuarial (gain) and losses, net	(1,336)	(2,018)	(1,361)

	$11,439	$11,068	$4,498

(8) Postretirement Health Care Benefits

     The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company’s postretirement health care and life insurance plans:

	Years Ended October 31,

	2001	2000

	(Dollars in Thousands)
APBO	$154,369	$132,686

Plan assets at fair value	9,234	15,564

APBO in excess of plan assets	145,135	117,122

Unrecognized prior service cost resulting from plan amendments	(3,724)	(5,521)

Unrecognized net loss from past experience different from that assumed and from changes in assumptions	(18,092)	(17)

Accrued postretirement benefit cost	123,319	111,584

Less portion due within one year	5,600	—

	$117,719	$111,584

     The APBO was determined using a discount rate of 7.0% and 7.5% and an expected return on plan assets of 9.0% in 2001 and 2000, respectively and an assumed health care cost trend rate of 7.0% in 2002, gradually declining to 5.0% after 2004. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 2001 would increase by $24,373,000 along with an increase in the 2001 service and interest cost components of $2,455,000. Assuming a 1% decrease in the health care cost trend rates the APBO at October 31, 2001 would decrease by $19,415,000 along with a decrease in the 2001 service and interest cost components of $1,920,000. The following table sets forth a reconciliation of the beginning and end of year APBO:

	2001	2000

	(Dollars in Thousands)
APBO at beginning of year	$132,686	$124,535

Service cost	2,701	2,658

Interest cost	10,053	9,206

Actuarial (gains) losses, net	14,353	718

Benefits paid	(5,424)	(4,431)

APBO at end of year	$154,369	$132,686

     The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

	2001	2000

	(Dollars in Thousands)
Plan assets at beginning of year	$15,564	$18,090

Actual return on assets	(2,329)	1,759

Employer contributions	—	213

Benefits paid	(4,001)	(4,498)

Plan assets at end of year	$9,234	$15,564

     Net periodic postretirement benefit costs included the following components:

	Years Ended October 31,

	2001	2000	1999

	(Dollars in Thousands)
Service cost	$2,701	$2,658	$3,357

Interest cost	10,053	9,206	8,670

Expected return on plan assets	(1,184)	(1,477)	(1,281)

Amortization of unrecognized:

Prior service cost	1,797	1,797	1,400

Actuarial (gain) loss	(208)	(160)	258

Net periodic postretirement benefit cost	$13,159	$12,024	$12,404

(9) Income Taxes

     As a result of the change in tax status described in Note (1) (g), the Company recognized an income tax benefit of $4,279,000 during 1999, which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998. As of October 31, 2001 and 2000, the Company’s tax basis in its assets and liabilities exceeded its book basis by approximately $19,860,000 and $8,700,000, respectively.

(10) Leases

     The Company leases a portion of its operating and data processing equipment. Rent expense for noncancellable operating leases amounted to approximately $1,741,000, $1,914,000 and $1,873,000, for the years ended October 31, 2001, 2000 and 1999, respectively.

     The following table is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at October 31, 2001.

Fiscal
year ended	Capitalized	Operating
October 31,	Leases	Leases

	(Dollars in Thousands)
2002	$149	$1,457

2003	136	671

2004	70	481

2005	70	275

2006	35	64

Thereafter	—	5

Total minimum lease payments	460	$2,953

Imputed interest	(65)

Present value of minimum capitalized lease payments	395

Less current portion	121

Long-term capitalized lease obligations	$274

(11) Related Party Transactions

     The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2004. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 2001, 2000 and 1999.

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

     In fiscal 2001, 2000 and 1999, the Company incurred costs of approximately $2.3 million, $2.0 million and $1.7 million, respectively, under the Renco insurance program. Costs incurred under the Renco insurance program for 2002 are estimated to be $6.3 million due in part to severe capacity constraints and excessive price increases by both property insurers and reinsurers following the September 2001 terrorist attacks.

     During 2001, the Company purchased approximately $4.5 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. The Company believes that such purchases were on an arm's length basis at a price no less favorable than at which the Company could obtain from unaffiliated entities. Also during 2001, the Company sold approximately $0.4 million of flat rolled steel products on an arm's length basis to UNARCO Material Handling Inc., a direct subsidiary of Renco.

     Renco Steel is a holding company formed by Renco in January 1998, which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Historically, Renco Steel has met its debt service obligations from its cash balances and earnings thereon, through distributions from the Company as permitted under the Company’s outstanding indebtedness as described in Note 4 and from cash infusions from Renco. The Company does not expect to be permitted to pay dividends for the foreseeable future.

(12) Commitments and Contingencies

     At October 31, 2001, the Company had commitments to purchase data processing services of approximately $8,545,000 in the aggregate over the remaining 18 months of its management information systems agreement and purchased services of approximately $5,594,000, $5,496,000 and $5,578,000 in 2001, 2000 and 1999, respectively, under the agreement.

     The Company has entered into a 15 year agreement for the supply of certain gases commencing in 2002. This contract requires the Company to pay a minimum monthly amount on a take or pay basis. Commitments under this contract total approximately $5.4 million per year and are subject to escalation.

     At October 31, 2001, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gases of approximately $38,467,000 in 2002, $9,435,000 in 2003, $5,426,000 in 2004, $5,426,000 in 2005, $5,426,000 in 2006 and $56,975,000 thereafter. In addition, at October 31, 2001 the Company had commitments for capital expenditures of approximately $4,329,000.

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

     The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires the Company to complete certain supplemental environmental projects estimated to cost between $2.1 million and $2.5 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.9 million and the installation of a liner for a surface impoundment estimated to cost $1.5 million. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

     As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, the Company is required to undertake a corrective action program with respect to historical material handling practices at the Warren facility. The Company has completed the initial phase of the first investigation step of the corrective action program, the RCRA Facility Investigation (RFI), and has submitted its report to the EPA. The Company and the EPA agreed that additional sampling would be required to complete a full RFI which is expected to be completed by the end of 2003. The RFI workplan identifies thirteen historical solid waste management units to be investigated. The final scope of corrective action required to remediate any contamination that may be present at or emanating from the Warren facility is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

     On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court’s decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court’s decision to dismiss. All briefs have been filed in the Federal Appeals Court but no decision has yet been rendered.

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

(13) Other Matters

     LTV Corporation (LTV) filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 29, 2000. WCI supplies steam to an LTV Steel Company coke plant adjacent to WCI’s facility in Warren, Ohio. As a result of the filing, WCI recorded a charge of $2.1 million in the first fiscal quarter of 2001 to reduce the amounts due from LTV to estimated net realizable value (included in Selling, general and administrative expense). The coke plant is currently idle and is expected to be permanently idled by the end of January 2002 unless the plant is purchased by a third party. If the plant had been permanently idled on November 1, 2000, WCI’s net loss in 2001 would have increased by approximately $5 million.

(14) Unusual Charges

     The Youngstown Sinter Company (YSC), a wholly owned subsidiary of WCI, idled its plant indefinitely effective July 15, 2001. YSC had been in operation since 1991 producing a clinker-type material (Sinter) from steelmaking by-products such as slag and ore fines. The sinter was then used as a substitute feed stock in WCI’s blast furnace facility located in Warren, Ohio. WCI recorded a charge of $3.9 million (included in Unusual charges) during the three months ended April 30, 2001 to reflect plant idling costs, of which $3.0 million represents the recognition of an impairment in the value of the assets of the facility. The sinter plant may be restarted in the future if economically advantageous.

     On September 7, 2000 WCI entered into a non-binding letter of intent with Acme Steel Company (Acme Steel) and Acme Metals Incorporated (Acme Metals), pursuant to which WCI would acquire substantially all of Acme Steel’s assets and assume certain liabilities. Acme Steel, Acme Metals and certain of their affiliates were debtors in a Chapter 11 case pending before the United States Bankruptcy Court for the District of Delaware at that time. Due to the depressed condition of the steel industry and, as a result, Acme Steel’s failure to meet certain conditions in the letter of intent, WCI chose not to consummate the acquisition of assets under the terms of the letter of intent. Because of the poor performance of Acme Metals and the effect on the underlying value of its assets at that time, WCI recorded a charge of $10.5 million during the quarter ended January 31, 2001 to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI (included in Interest and other (expense), net).

     WCI continued its efforts to attempt to acquire these assets into the fourth quarter of fiscal 2001, but was unsuccessful. Accordingly, during the fourth quarter of fiscal 2001, WCI recorded a charge of $1.7 million to expense certain accumulated acquisition related costs (included in Unusual charges).

(15) Selected Quarterly Data (Unaudited)

     The following is a summary of unaudited quarterly results for the years ended October 31, 2001 and 2000:

	Three Months Ended 2001

	January 31	April 30	July 31	October 31

	(Dollars in thousands)
Net sales	$98,191	$99,268	$109,988	$105,661

Gross margin (loss)	(3,849)	(1,758)	(2,839)	(9,438)

Net income (loss)	(32,510)	(22,208)	(18,730)	(27,357)

	Three Months Ended 2000

	January 31	April 30	July 31	October 31

	(Dollars in thousands)
Net sales	$141,212	$156,149	$140,726	$122,602

Gross margin (loss)	22,032	24,941	18,468	7,771

Net income (loss)	7,586	8,022	2,400	(7,706)

     During the three months ended January 31, 2001 the Company recorded a charge of $10,484,000 to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI.

     The Company recorded a charge of $3,909,000 during the three months ended April 30, 2001 to reflect plant idling costs associated with the indefinite idling of YSC, of which $2,982,000 represents the recognition of an impairment in the value of the assets of the facility.

     During the three months ended October 31, 2001, the Company recorded a charge of $1,695,000 to expense certain accumulated acquisition costs related to the Acme Steel acquisition efforts.

     During the three months ended October 31, 2001 and 2000 the Company recorded inventory valuation charges totaling $2,605,000 and $1,189,000, respectively.

     During the three months ended January 31, 2000, the Company recorded a gain of $2,842,000 as a result of an agreement with the USWA, which permitted the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits.

(16) Other Financial Matters (Unaudited)

     WCI incurred a loss of $100.8 million in 2001 with its cash balance decreasing by $57.2 million to $32.2 million at October 31, 2001. As of December 31, 2001 cash and availability under the Revolver totaled $45.9 million after deducting a $25 million minimum availability requirement.

     Shipments during the first quarter of 2002 are expected to be approximately 245,000 tons, or 14% lower than the fourth quarter of 2001. Net sales per ton are expected to be approximately $367 in the first quarter 2002 and cost of products sold per ton is expected to be flat in the first quarter 2002 compared to the fourth quarter 2001. As a result, the Company expects its net loss in the first quarter 2002 to approximate that of the fourth quarter 2001, excluding unusual charges.

     WCI has experienced a significant increase in its order intake rate and backlog during December 2001 and January 2002 which has resulted from the expectation of lower imports due to the pending Section 201 investigation, the recent closure of a competitor, a conclusion to inventory reductions by customers and the beginning of an economic recovery. With the increasing order entry rate and backlog, the Company and most other flat rolled steel producers announced price increases effective February 2002 of $20 per ton on hot-rolled products and effective March 2002 an additional $10 per ton on hot-rolled products and $20 per ton on cold-rolled products. Due to these factors, the Company expects shipping volume in the second quarter 2002 to increase approximately 25% to 310,000 tons compared to the first quarter 2002 with net sales per ton shipped increasing to $381. WCI expects further increases in shipping volume and sales prices through the second half of fiscal 2002 as the steel market and economy continue to recover. Based only on sustaining the expected second quarter 2002 net sales per ton price of $381 and shipping volume of 310,000 tons over the last two quarters of 2002, WCI would incur a significant net loss during fiscal 2002 for which WCI believes it has adequate availability of cash resources to maintain operations through at least fiscal 2002. However, if the volume or price increases expected to be realized during the second quarter of fiscal 2002 are not sustained for the balance of fiscal 2002, it is likely that WCI will not have adequate availability under its existing financing arrangements and will require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing, or what the terms of any additional financing might be. Failure to obtain additional financing in these circumstances would likely have a material adverse effect on WCI’s operations. For periods beyond fiscal 2002, further price and volume improvements over those expected in fiscal 2002 will be necessary for the Company to have sufficient cash resources to maintain its operations.

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly owned subsidiary of Renco Steel Holdings, Inc.) as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/S/ KPMG LLP

KPMG LLP

Cleveland, Ohio
November 30, 2001,
Except as to Note 4 which is as of
January 25, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND OFFICERS

     The following table sets forth certain information regarding the directors and executive officers of the Company:

Name	Age	Position

Ira Leon Rennert	67	Chairman of the Board and Director

Edward R. Caine	63	President and Chief Executive Officer

Patrick G. Tatom	51	Executive Vice President and Chief Operating Officer

David A. Howard	42	Vice President, Commercial

John P. Jacunski	36	Vice President, Finance and Chief Financial Officer

Patrick T. Kenney	61	Vice President, Operations

Brian J. Mitchell	57	Vice President, Environmental and Engineering

     Ira Leon Rennert has been Chairman, Chief Executive Officer and principal shareholder of WCI’s indirect parent company, Renco (including predecessors), since Renco’s first acquisition in 1975, and Chairman of WCI since its formation in 1988. Renco holds controlling interests in a number of manufacturing and mining concerns operating in businesses not competing with WCI, including Renco Metals, Inc., AM General Corporation, The Doe Run Resources Corporation, and Renco Steel Holdings, Inc., (WCI’s parent company), for all of which he serves as Chairman of the Board of Directors. . Mr. Rennert also serves as Chairman of the Board of Directors of Lodestar Holdings, Inc. in which he indirectly holds a controlling interest. Renco Metals, Inc. (effective August 2, 2001) and Lodestar Holdings, Inc. (effective April 27, 2001) and their respective subsidiaries are currently operating under Chapter 11 of the U.S. Bankruptcy Code.

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

     Patrick G. Tatom has served as Executive Vice President and Chief Operating Officer since January 1, 2002 and as Executive Vice President from June 1999 through December 2001, as Vice President, Commercial from November 1995 to May 1999, Vice President, Sales from February 1994 through October 1995, and General Manager of Sales from September 1988 to February 1994.

     David A. Howard has served as Vice President, Commercial since June 1, 1999 and as Vice President, Sales from August 1998 through May 1999. Mr. Howard, who has been with the company since its inception in 1988, has held various positions within the Company, including Marketing Manager, Regional Sales Manager and General Manager of Sales.

     John P. Jacunski has served as Vice President, Finance and Chief Financial Officer since November 1, 1999 and as Controller from May 1995 to October 1999. Prior to joining WCI, Mr. Jacunski was a manager in an international accounting and consulting firm in various capacities from September 1988 through April 1995.

     Patrick T. Kenney served as Vice President, Operations from June 1994 until his retirement effective January 2002 and, prior to that, as General Superintendent of Finishing Operations of WCI since its inception.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 2001, 2000 and 1999:

		Summary Compensation Table

		Annual Compensation (1)		Long Term Compensation

	Fiscal			LTIP	All Other
Name and Position	Year	Salary	Bonus	Payouts (2)	Compensation (3)

Ira Leon Rennert (4)	2001	—	—	—	$1,200,000

Chairman of the Board	2000	—	—	—	1,200,000

	1999	—	—	—	1,200,000

Edward R. Caine	2001	$366,629	$—	$98,307	$24,500

President and Chief Executive Officer	2000	261,883	100,000	378,200	19,500

	1999	261,425	100,000	107,500	20,000

Patrick G. Tatom	2001	$200,569	$—	$—	$20,901

Executive Vice President	2000	146,792	50,000	151,280	14,103

	1999	131,067	50,000	43,000	12,501

Dave A. Howard	2001	$182,796	$—	$—	$15,223

Vice President, Commercial	2000	130,498	50,000	151,280	10,938

	1999	114,551	40,000	21,500	8,253

John P. Jacunski	2001	$178,319	$—	$—	$12,761

Vice President, Finance and Chief	2000	127,317	50,000	151,280	7,813

Financial Officer	1999	106,961	27,908	2,213	6,564

Patrick T. Kenney	2001	$198,741	$—	$—	$27,009

Vice President, Operations	2000	143,168	50,000	151,280	17,720

	1999	132,567	50,000	43,000	16,413

(1)	Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per named executive officer.

(2)	The amounts shown as “LTIP Payouts” in the table for each named executive officer represent contractual payments under such officer’s Net Worth Appreciation Agreement. See “Net Worth Appreciation Agreements.”

(3)	The other compensation shown, except for Mr. Rennert for all periods (See note 4), consists of WCI contributions to a defined contribution pension plan.

(4)	Mr. Rennert receives no compensation directly from WCI. He is Chairman of the Board and the principal stockholder of Renco which receives a management fee from WCI pursuant to a Management Consultant Agreement. The amounts shown as all other compensation to Mr. Rennert are the management fees paid by WCI to Renco for each fiscal year. See “Security Ownership” and “Certain Relationships and Related Transactions.”

Net Worth Appreciation Agreements

     The named executive officers (with the exception of Mr. Rennert) and one other individual are each parties to Net Worth Appreciation Agreements with the Company, pursuant to which each earns as deferred compensation a fixed percentage, ranging from 1.25% to 5%, of cumulative net income, as defined, during the term of their employment as executive officers (excluding the period from August 1, 2001 to October 31, 2002). Assuming all of the Company’s named executive officers had retired at October 31, 2001 and their respective maximum percentage had vested, an aggregate of $3,851,000 would have been payable to such executive officers pursuant to the Net Worth Appreciation Agreements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 15, 2001 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of the Company during the last fiscal year, and by all directors and executive officers of the Company as a group. Except as otherwise noted, and subject to certain terms and conditions in the Renco Steel indenture and the related pledge agreement, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Beneficial Ownership
as of December 15, 2001

Name of Beneficial Owners and Address	Shares of
of 5% Beneficial Owners	Common Stock	Percent

Renco Steel Holdings, Inc	100	100.0%

1040 Pine Avenue, S.E

Warren, OH 44483

The Renco Group, Inc.(1)	100	100.0%

30 Rockefeller Plaza, Suite 4225

New York, NY 10112

Ira Leon Rennert (1)	100	100.0%

c/o The Renco Group, Inc.

30 Rockefeller Plaza, Suite 4225

New York, NY 10112

All directors and executive officers as a group	100	100.0%

(7 persons)

(1)	Renco is deemed to beneficially own the Common Stock of the Company owned by Renco Steel due to the ownership by Renco of all the outstanding shares of Common Stock of Renco Steel, and Mr. Rennert is deemed to beneficially own the Common Stock of the Company deemed owned by Renco due to the ownership through trusts established by him for himself and members of his family of all of the outstanding Common Stock of Renco.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2004 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 2001, WCI incurred management fees in the amount of $1,200,000. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

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

     To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company’s insurance coverage obtained under the Renco programs are property, business interruption, general, product and auto liability, workers’ compensation (other than Ohio for which the Company is self insured) and casualty umbrella. The premiums for director and officer, fidelity, fiduciary, property, business interruption, and casualty umbrella are allocated by Renco substantially as indicated in the underlying policies. General and product liability, auto liability and workers’ compensation coverage (excluding the Ohio self-insured program) are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Renco subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier’s audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Renco subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Renco subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum. WCI has not been required to make any payments under this provision since the start of the program in 1994.

     In fiscal 2001, 2000 and 1999, the Company incurred costs of approximately $2.3 million, $2.0 million and $1.7 million, respectively, under the Renco insurance program. Costs incurred under the

Renco insurance program for 2002 are estimated to be $6.3 million due in part to severe capacity constraints and excessive price increases by both property insurers and reinsurers following the September 2001 terrorist attacks.

     During 2001, the Company purchased approximately $4.5 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. The Company believes that such purchases were on an arm’s length basis at a price no less favorable than at which the Company could obtain from unaffiliated entities. Also during 2001, the Company sold approximately $0.4 million of flat rolled steel products on an arm’s length basis to UNARCO Material Handling Inc., a direct subsidiary of Renco.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      Documents Filed as a Part of This Report.

1.        Consolidated Financial Statements.

     The consolidated financial statements listed below together with the report thereon of the independent auditors dated November 30, 2001, except as to Note 4 which is as of January 25, 2002 are included in this report for ITEM 8. and is incorporated by reference herein.

Consolidated Statements of Operations for the fiscal years ended October 31, 2001, 2000 and 1999.

Consolidated Statements of Shareholder’s Equity (Deficit) for the fiscal years ended October 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

2.         Financial Statement Schedule.

Independent Auditors’ Report on Financial Statement Schedule.
Schedule II — Valuation and Qualifying Accounts.

3.         Exhibits Required to be Filed by Item 601 of Regulation S-K.

The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.

(b)       Reports on Form 8-K.

None.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

     Under date of November 30, 2001, except as to Note 4 which is as of January 25, 2002 we reported on the consolidated balance sheets of WCI Steel, Inc. and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2001, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II — Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ KPMG LLP

KPMG LLP

Cleveland, Ohio
November 30, 2001

WCI STEEL, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
For the Years Ended October 31, 2001, 2000, and 1999.
(Dollars in Thousands)

		Additions
	Balance at				Balance at
	Beginning	Charged to	Charges to		End
CLASSIFICATION	of Year	Expense (b)	Other	Deductions (c)	of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS (a):

Year ended October 31, 2001	$750	2,603	—	253	$3,100

Year ended October 31, 2000	874	37	—	161	750

Year ended October 31, 1999	904	(84)	—	(54)	874

(a)	Allowance for doubtful accounts is shown as a reduction of accounts receivable in the Company’s Consolidated Financial Statements.

(b)	Charges (credits) to expense for the provision for doubtful accounts.

(c)	Net of trade receivables written-off and recoveries of prior year writeoffs.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of January 2002.

WCI STEEL, INC.

By:	/S/ EDWARD R. CAINE
Edward R. Caine
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of January 2002.

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

Exhibit Index

EXHIBIT
NO.	DESCRIPTION

3.1	Articles of Incorporation of the Registrant, filed April 13, 1998 and Articles of Amendment filed May 18, 1988, July 15, 1988, November 29, 1991, December 14, 1993 and July 13, 1994.(4)

3.2	Code of Regulations of the Registrant, as amended December 16, 1996.(5)

4.1	Indenture, dated as of December 14, 1993, among Renco Steel, Inc. (which subsequently was merged into the Registrant), as issuer, the Registrant, as guarantor, and Shawmut Bank Connecticut, National Association (now known as Fleet National Bank), as trustee, relating to the 10 1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior Notes Due 2002, Series B of the Registrant containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior Notes).(2)

4.1.1	First Supplemental Indenture to the indenture, dated as of December 14, 1993, among Renco Steel, Inc. (which subsequently was merged into the Registrant), as issuer, the Registrant, as guarantor, and Shawmut Bank Connecticut, National Association (now known as Fleet National Bank), as trustee, relating to the 10 1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior Notes Due 2002, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior Notes).(2)

4.1.2	Second Supplemental Indenture to the indenture, dated as of November 27, 1996, among WCI Steel, Inc., as issuer, and Fleet National Bank (formerly known as Shawmut Bank Connecticut, National Association) as trustee, relating to the 10 1/2% Senior Notes Due 2002, Series A and the 10 1/2% Senior Notes Due 2002, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Notes and Series B Senior Notes).(5)

4.2	Indenture, dated as of November 27, 1996, between the Registrant, as issuer, and Fleet National Bank, as trustee, relating to the 10% Senior Secured Notes due 2004, Series A, and the 10% Senior Secured Notes due 2004, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Secured Notes and Series B Senior Secured Notes).(5)

10.1 to 10.2.8	[Intentionally Omitted]

10.2.9	Net Worth Appreciation Agreement, effective June 1, 1999, between the Registrant and John P. Jacunski. (7)

10.2.10	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Edward R. Caine.(9)

10.2.11	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Patrick G. Tatom.(9)

10.2.12	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Patrick T. Kenney.(9)

10.2.13	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Brian J. Mitchell.(9)

10.2.14	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and David A. Howard.(9)

10.2.15	Amendment to Net Worth Appreciation Participation Agreements, as of August 1, 2000, between Participants and Registrant.

EXHIBIT
NO.	DESCRIPTION

10.2.16	Amendment to Net Worth Appreciation Participation Agreements, as of November 1, 2001, between Participants and Registrant.

10.3	Management Consultant Agreement, dated October 1, 1992, between Registrant and The Renco Group, Inc.(1)

10.3.1	Amendment No. 1, dated April 22, 1994, to Management Consultant Agreement.(3)

10.4.11	Intercreditor Agreement, dated November 27, 1996, between Fleet National Bank and Congress Financial Corporation.(5)

10.4.12	Second Amended and Restated Loan and Security Agreement between Registrant, its subsidiaries and Congress Financial Corporation dated July 30, 1999.(8)

10.4.13	Guarantee by Registrant, WCI Steel Production Control Services Inc., WCI Steel Metallurgical Services Inc. and Niles Properties, Inc. in favor of Congress Financial Corporation and Security Pacific Business Credit, Inc., dated October 31, 1997. (6)

10.4.14	Guarantee by WCI Steel Production Control Services Inc., WCI Steel Metallurgical Services Inc. and WCI Steel Sales L.P. in favor of Congress Financial Corporation and Security Pacific Business Credit, Inc., dated October 31, 1997. (6)

10.4.15	Amendment No. 1 dated April 30, 2001 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999. (10)

10.4.16	Amendment No. 2 dated January 25, 2002 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999.

10.5.1	Intercreditor Agreement, dated November 27, 1996, among Fleet National Bank, Bank One Trust Company, N.A. and the Registrant.(5)

10.5.2	Indemnification Agreement, dated as of November 27, 1996, between the Registrant and Bank One Trust Company, N.A. (5)

10.8	Agreement, dated June 11, 1990, between the City of Youngstown, Ohio and Youngstown Sinter Company (with UDAG Grant Agreement).(1)

21	List of Subsidiaries of Registrant.(6)

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form S-4, as amended (File No. 33-58648), originally filed with the Commission on February 23, 1993.

(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form S-4 (File No. 33-74108), filed with the Commission on January 14, 1994.

(3)	Incorporated by reference to same-numbered exhibit filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-75722), filed with the Commission on April 28, 1994.

(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 1-13028).

(5)	Incorporated by reference to same-numbered exhibit filed with the Company’s

Registration Statement on Form S-4, as amended (File No. 333-18019), originally filed with the Commission on December 17, 1996.

(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended October 31, 1997 (File No. 333-18019).

(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended October 31, 1999 (File No. 333-18019).

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 31, 1999.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 30, 2000.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 30, 2001.