Form 10-Q
period 2002-01-31
WCI STEEL INC
filed 2002-03-07
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

or

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

     [   ] Yes     [X] No

     As of March 6, 2002, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

INDEX

PART I     FINANCIAL INFORMATION

PART II     OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures	17

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	January 31,	October 31,
	2002	2001

	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$1,816	$32,244

Accounts receivable, less allowance for doubtful accounts of $3,100	44,972	48,875

Inventories	94,367	87,075

Prepaid expenses and other current assets	5,371	1,049

Total current assets	146,526	169,243

Property, plant and equipment, net	192,913	193,453

Intangible pension asset, net	37,962	39,556

Other assets, net	4,144	4,361

Total assets	$381,545	$406,613

LIABILITIES and SHAREHOLDER’S EQUITY

Current liabilities

Current portion of long-term debt	$1,359	$536

Accounts payable	42,475	45,939

Accrued liabilities	75,721	77,679

Total current liabilities	119,555	124,154

Long-term debt, excluding current portion	310,447	301,111

Postretirement health care benefits	119,885	117,719

Pension benefits	28,606	35,000

Other liabilities	10,042	10,063

Total liabilities	588,535	588,047

Shareholder’s equity (deficit)

Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—

Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—

Additional paid-in capital	279	279

Accumulated deficit	(207,269)	(181,713)

Total shareholder’s equity (deficit)	(206,990)	(181,434)

Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$381,545	$406,613

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three months ended January 31,

	2002	2001

Net sales	$89,604	$98,191

Operating costs and expenses

Cost of products sold	99,454	102,040

Depreciation and amortization	4,711	5,705

Selling, general and administrative expenses	3,384	5,821

Unusual charges	—	—

	107,549	113,566

Operating income (loss)	(17,945)	(15,375)

Other income (expense)

Interest expense	(8,051)	(7,985)

Interest and other income (expense), net	440	(9,150)

	(7,611)	(17,135)

Income (loss) before income taxes	(25,556)	(32,510)

Income tax (benefit) expense	—	—

Net income (loss)	$(25,556)	$(32,510)

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended January 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(25,556)	$(32,510)

Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	4,711	4,966

Amortization of deferred maintenance costs	—	739

Amortization of financing costs	338	323

Postretirement health care benefits	2,166	2,948

Pension benefits	1,473	2,019

Provision for losses on accounts receivable	—	2,050

Asset impairment and other charges	—	10,484

Other	33	32

Cash provided (used) by changes in certain assets and liabilities

Accounts receivable	3,903	428

Inventories	(7,292)	(802)

Prepaid expenses and other assets	(4,474)	(3,152)

Accounts payable	(3,464)	(3,520)

Accrued liabilities	(8,231)	(6,784)

Other liabilities	(21)	580

Net cash provided (used) by operating activities	(36,414)	(22,199)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(4,173)	(2,197)

Net cash used by investing activities	(4,173)	(2,197)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in long-term debt	10,159	(31)

Net cash provided (used) by financing activities	10,159	(31)

Net increase (decrease) in cash and cash equivalents	(30,428)	(24,427)

Cash and cash equivalents at beginning of year	32,244	89,478

Cash and cash equivalents at end of period	$1,816	$65,051

Supplemental disclosure of cash flow information

Cash paid for interest	$15,208	$15,155

Cash paid for income taxes	—	—

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended January 31, 2002 and 2001
( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

     WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2001.

NOTE 2 : INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product. Inventories consist of the following:

	January 31,	October 31,
	2002	2001

	(Unaudited)
	(Dollars in Thousands)
Raw materials	$33,887	$33,542

Finished and semi-finished product	60,386	53,438

Supplies	94	95

	94,367	87,075

Less LIFO reserve	—	—

	$94,367	$87,075

NOTE 3 : LONG-TERM DEBT

Long-term debt consists of the following:

	January 31,	October 31,

	2002	2001

	(Unaudited)
	(Dollars in Thousands)
Senior Secured Notes with interest at 10% payable semi-annually, due 2004	$300,000	$300,000

Revolving Credit Facility (Revolver) with interest at prime rate plus 1.5% (6.25% at January 31, 2002) payable monthly	10,209	—

Other	1,597	1,647

	311,806	301,647

Less current portion of long-term debt	1,359	536

	$310,447	$301,111

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

     The Company has a $100,000,000 Revolver secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were borrowings of $10,209,000 outstanding under the Revolver as of January 31, 2002. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. The Company had borrowing availability of $64,785,000 based on eligible inventory and receivables net of $10,209,000 borrowings outstanding and $14,900,000 in letters of credit outstanding or committed at January 31, 2002 and subject to a $25 million minimum borrowing availability covenant as discussed below. The Revolver is subject to a penalty of $250,000 if terminated before October 31, 2003.

     The Company’s Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company’s assets. On January 25, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the Company to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through

April 30, 2002, negative $255 million from May 1, 2002 through July 31, 2002, and negative $260 million on August 1, 2002 and thereafter. In addition, the Company is required to maintain minimum borrowing availability under the Revolver of $25 million. This amendment also changes the interest charged from prime rate to prime rate plus 1.5% which is currently 6.25%. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there were no amounts available for dividends and other transactions with affiliates at January 31, 2002.

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

     The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires the Company to complete certain supplemental environmental projects estimated to cost $1.8 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.8 million and the installation of a liner for a surface impoundment estimated to cost approximately $1.0 million. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

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

     On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court’s decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court’s decision to dismiss. The Federal Appeals Court has scheduled oral arguments for April 23, 2002.

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

NOTE 5: OTHER MATTERS

     WCI has experienced a significant increase in its order intake rate and backlog beginning in December 2001 which has resulted from the expectation of lower imports due to the pending Section 201 investigation, the recent closure of a competitor, a conclusion to inventory reductions by customers and the beginning of an economic recovery. WCI’s order backlog was approximately 250,000 tons at January 31, 2002 compared to 135,000 tons at October 31, 2001. With the increasing order entry rate and backlog, the Company and most other flat rolled steel producers announced price increases effective during the second calendar quarter 2002 totaling $50 per ton on hot-rolled, $30 per ton on cold-rolled, and $20 per ton on galvanized products. Due to these factors, the Company expects shipping volume in the second quarter 2002 to be approximately 315,000 tons and the third quarter 2002 to be approximately 330,000 tons. WCI expects net sales per ton shipped to be flat in the second quarter compared to the first quarter with net selling prices rising and being offset by lower revenue from steam sales to the LTV coke plant adjacent to WCI’s facility. Net sales per ton shipped are expected to increase by approximately $25 in the third quarter compared to the second quarter. In addition, WCI expects cost of products sold per ton to decline approximately 7% in the second quarter compared to the first quarter as capacity utilization increases and inventory valuation reserves are reduced. Despite these improvements, WCI expects to incur a significant net loss during fiscal 2002 for which WCI believes it has adequate availability of cash resources to maintain operations through at least fiscal 2002. However, if the volume or price increases expected to be realized during the second and third quarters of fiscal 2002 are not realized or sustained for the balance of fiscal 2002, it is likely that WCI will not have adequate availability under its existing financing arrangements and will require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing, or what the terms of any additional financing might be. Failure to obtain additional financing in these circumstances would likely have a material adverse effect on WCI’s operations. For periods beyond fiscal 2002, further price improvements will be necessary for the Company to have sufficient cash resources to maintain its operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended January 31, 2002 compared to
the three months ended January 31, 2001

     Net sales for the three months ended January 31, 2002 were $89.6 million on 244,818 tons shipped, representing an 8.7% decrease in net sales and a 3.3% increase in tons shipped compared to the three months ended January 31, 2001. Shipping volume for the three months ended January 31, 2002 was slightly higher than the comparable period in 2001 but was 13.9% lower when compared to the prior quarter ended October 31, 2001 as the steel market continued to suffer from the effects of a weak economy. Net sales per ton shipped decreased 11.6% to $366 for the three months ended January 31, 2002 compared to $414 for the three months ended January 31, 2001, with net selling prices down 8.5%. Shipments of custom carbon, alloy and electrical steels accounted for 46.4% of total shipments for the three months ended January 31, 2002 compared to 52.3% the three months ended January 31, 2001.

     The table below shows the Company’s product mix for the three months ended January 31, 2002 and January 31, 2001.

	Net Tons Shipped		Percent of Total

	Three Months Ended		Three Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

CUSTOM PRODUCTS:

Hot Rolled	69,744	76,963	28.5%	32.5%

Cold Rolled	6,061	4,049	2.5%	1.7%

Coated products	37,670	42,883	15.4%	18.1%

Total Custom Products	113,475	123,895	46.4%	52.3%

Total Commodity Products	131,343	113,128	53.6%	47.7%

Total Steel Products	244,818	237,023	100.0%	100.0%

     The following table sets forth the percentage of WCI’s net tons shipped to various markets for the three months ended January 31, 2002 and January 31, 2001.

	Three Months Ended
	January 31,
Customer Category	2002	2001

Conversion / further processing	57.8%	52.1%

Steel service centers	14.3%	22.2%

Construction	12.2%	11.4%

Electrical equipment	4.6%	4.9%

Direct automotive	5.2%	5.1%

Other	5.9%	4.3%

Total	100.0%	100.0%

     Gross margin (loss) (sales less cost of products sold) was ($9.9) million for the three months ended January 31, 2002 compared to gross margin (loss) of ($3.8) million for the three months ended January 31, 2001. The decrease in gross margin reflects the lower transaction prices discussed above partially offset by lower production costs resulting from a higher production volume and its effect on fixed operating costs per ton. Production volume for the three months ended January 31, 2002 was approximately 77% of operating capacity compared to approximately 63% for the three months ended January 31, 2001.

     Operating income (loss) was ($17.9) million, or ($73) per ton, for the three months ended January 31, 2002 compared to operating income (loss) of ($15.4) million, or ($65) per ton, for the three months ended January 31, 2001. The increase in operating loss reflects the lower gross margin discussed above offset somewhat by lower depreciation expense and bad debt expense. The operating loss for the 2001 period included a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company. Excluding this charge, the operating loss was ($13.3) million, or ($56) per ton for the three months ended January 31, 2001.

     Interest and other income (expense), net was $0.4 million for the three months ended January 31, 2002 compared to ($9.2) million for the three months ended January 31, 2001. In the 2001 period WCI recorded a charge of $10.5 million to write down the carrying value of Acme Metals, Inc. 10.875% Senior Unsecured Notes owned by WCI. Interest income was $46,000 for the three months ended January 31, 2002 compared to interest income of $1.2 million for the three months ended January 31, 2001. The decrease in interest income was due primarily to lower cash balances for the three months ended January 31, 2002 compared to the three months ended January 31, 2001.

     As a result of the items discussed above, the Company had a loss before taxes of $25.6 million for the three months ended January 31, 2002 compared to a loss before taxes of $32.5 million for the three months ended January 31, 2001.

     Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Liquidity and Capital Resources

     WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. The Company’s primary sources of liquidity as of January 31, 2002 consisted of cash and cash equivalents of $1.8 million and available borrowing under its $100 million revolving credit agreement (Revolver).

     The Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and subject to eligibility requirements, as defined therein, and expires on December 29, 2003. As of January 31, 2002, the Company had borrowing availability of $65.5 million based on eligible inventories and receivables net of $10.2 million borrowings outstanding and $14.9 million in letters of credit outstanding or committed and subject to a $25 million minimum borrowing availability covenant.

Cash from Operations

     Cash provided (used) by operating activities was ($36.4) million for the three months ended January 31, 2002 compared to ($22.2) million for the three months ended January 31, 2001. The decreased operating cash flow for the 2002 period compared to the 2001 period resulted primarily from a decrease in income before taxes (after adjusting the 2001 period loss to exclude non-recurring, non-cash charges) and changes in working capital.

Capital Expenditures

     Capital expenditures were $4.2 million and $2.2 million for the three months ended January 31, 2002 and January 31, 2001, respectively. Capital expenditures are expected to be approximately $9 million for all of fiscal 2002. At January 31, 2002, the Company had commitments for capital expenditures of approximately $1.8 million.

Debt Covenants

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

Dividends

     The Company paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the three months ended January 31, 2002. The Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

Defined Benefit Pension Plan

     The Company has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. The Company expects to contribute approximately $29.6 million, $26.3 million and $21.1 million to the DBP during 2002, 2003 and 2004, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. This funding reflects the results of the actuarial valuation completed as of November 1, 2001. Due primarily to the reduction in the offset from the frozen defined contribution plan resulting from adverse investment experience and from changes in the status of plan participants different from assumptions the Company’s projected benefit obligation increased from $98.7 million as reported in the Company’s 10-K as of October 31, 2001 to $114.9 million and caused an increase in the minimum funding. The Company contributed $7.2 million, $4.2 million and $6.7 million to the DBP during the fiscal years ended October 31, 2001, 2000 and 1999, respectively.

Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted Statement 142 effective November 1, 2001. The adoption of Statement 142 did not have a material effect on either financial position or results of operation.

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

     In August 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. WCI adopted the Statement effective November 1, 2001. There was no financial implication related to the adoption of Statement No. 144, and the guidance will be applied on a prospective basis.

Outlook

     During the last four years steel imports into the U.S. have adversely affected shipping volume and has contributed significantly to the depressed pricing environment in the current market. During this period, WCI and the steel industry have filed various trade cases against hot-rolled and cold-rolled carbon steel flat products from various countries (certain of which are pending before the ITC) in response to this increase in imports. While various duties have been imposed on these products from certain countries, to date these duties have been ineffective in reducing overall steel imports to the U.S.

     As a result of the distortion of steel supply created by the surge of imports of flat rolled steel products and the lower demand for steel products during 2001 due to the slumping economy, competition has intensified in the Company’s high carbon and alloy product markets, particularly from minimills. This increased competition has influenced the pricing structure of these products and has reduced the premium WCI is currently able to receive on these products compared to commodity products.

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

     On March 5, 2002 President Bush issued his remedy regarding the Section 201 investigation. This remedy includes a tariff rate quota on carbon and alloy slabs of 30% in excess of 5.4 million tons per year adjusting over a three year period to 18% on imports in excess of 6.4 million tons and a 30% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a three year period to 18%. These remedies pertain to imports from all countries except Canada, Mexico, Jordan, Israel and certain developing countries and is expected to be effective on or about March 20, 2002.

     For the longer term, the shipping levels and realized selling prices of WCI products will be influenced by the levels of imported steel, the strength of the manufacturing sector of the domestic economy and production capacity changes by domestic competitors. Domestic flat rolled steel production capacity has been reduced by the closing of seven producers during the past two years with total hot strip mill capacity of 16.7 million tons. This has contributed to the recent increase in order intake discussed below. The impact of this closed capacity may be reversed if the facilities are restarted as has frequently happened with idled steel capacity in the past.

     WCI has experienced a significant increase in its order intake rate and backlog beginning in December 2001 which has resulted from the expectation of lower imports due to the pending Section 201 investigation, the recent closure of a competitor, a conclusion to inventory reductions by customers and the beginning of an economic recovery. WCI’s order backlog was approximately 250,000 tons at January 31, 2002 compared to 135,000 tons at October 31, 2001. With the increasing order entry rate and backlog, the Company and most other flat rolled steel producers announced price increases effective during the second calendar quarter 2002 totaling $50 per ton on hot-rolled, $30 per ton on cold-rolled, and $20 per ton on galvanized products. Due to these factors, the Company expects shipping volume in the second quarter 2002 to be approximately 315,000 tons and the third quarter 2002 to be approximately 330,000 tons. WCI expects net sales per ton shipped to be flat in the second quarter compared to the first quarter with net selling prices rising and being offset by lower revenue from steam sales to the LTV coke plant adjacent to WCI’s facility. Net sales per ton shipped are expected to increase by approximately $25 in the third quarter compared to the second quarter. In addition, WCI expects cost of products sold per ton to decline approximately 7% in the second quarter compared to the first quarter as capacity utilization increases and inventory valuation reserves are reduced. Despite these improvements, WCI expects to incur a significant net loss during fiscal 2002 for which WCI believes it has adequate availability of cash resources to maintain operations through at least fiscal 2002. However, if the volume or price increases expected to be realized during the second and third quarters of fiscal 2002 are not realized or sustained for the balance of fiscal 2002, it is likely that WCI will not have adequate availability under its existing financing arrangements and will require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing, or what the terms of any additional financing might be. Failure to obtain additional financing in these circumstances would likely have a material adverse effect on WCI’s operations. For periods beyond fiscal 2002, further price improvements will be necessary for the Company to have sufficient cash resources to maintain its operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to commodity price risk with respect to natural gas and zinc. The Company uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. The Company’s market risk has not changed materially from that reported in the Company’s 10-K for the fiscal year ended October 31, 2001.

PART II — OTHER INFORMATION

WCI STEEL, INC.

ITEM 1. LEGAL PROCEEDINGS

     For information as to the environmental matters and as to the employee litigation described in the Company’s Form 10-K for the year ended October 31, 2001, see Part I, Item 3.

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

WCI STEEL, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC.
(registrant)

Date: March 7, 2002	/S/ JOHN P. JACUNSKI
John P. Jacunski Vice President and Chief Financial Officer (principal financial officer)