Form 10-Q
period 2002-04-30
WCI STEEL INC
filed 2002-05-30
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

or

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

[  ]  Yes         [X]  No

     As of May 29, 2002, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

INDEX

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17

	Signatures	18

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	April 30,	October 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,882	$32,244

Accounts receivable, less allowance for doubtful accounts of $1,200 and $3,100, respectively	62,818	48,875

Inventories	73,027	87,075

Prepaid expenses and other current assets	3,617	1,049

Total current assets	143,344	169,243

Property, plant and equipment, net	190,265	193,453

Intangible pension asset, net	36,369	39,556

Other assets, net	3,774	4,361

Total assets	$373,752	$406,613

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$1,080	$536

Accounts payable	36,956	45,939

Accrued liabilities	85,590	77,679

Total current liabilities	123,626	124,154

Long-term debt, excluding current portion	311,882	301,111

Postretirement health care benefits	121,224	117,719

Pension benefits	25,822	35,000

Other liabilities	10,017	10,063

Total liabilities	592,571	588,047

Shareholder’s equity (deficit) Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—

Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—

Additional paid-in capital	279	279

Accumulated deficit	(219,098)	(181,713)

Total shareholder’s equity (deficit)	(218,819)	(181,434)

Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$373,752	$406,613

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended,		Six Months Ended,
	April 30,		April 30,

	2002	2001	2002	2001

Net sales	$127,678	$99,268	$217,282	$197,459

Operating costs and expenses

Cost of products sold	124,534	101,026	223,988	203,066

Depreciation and amortization	4,686	5,647	9,397	11,352

Selling, general and administrative expenses	2,043	3,722	5,427	9,543

Unusual charges	—	3,909	—	3,909

	131,263	114,304	238,812	227,870

Operating income (loss)	(3,585)	(15,036)	(21,530)	(30,411)

Other income (expense)

Interest expense	(8,266)	(7,983)	(16,317)	(15,968)

Interest and other income (expense), net	22	811	462	(8,339)

	(8,244)	(7,172)	(15,855)	(24,307)

Income (loss) before income taxes	(11,829)	(22,208)	(37,385)	(54,718)

Income tax (benefit) expense	—	—	—	—

Net income (loss)	$(11,829)	$(22,208)	$(37,385)	$(54,718)

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended April 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(37,385)	$(54,718)

Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	9,397	9,868

Amortization of deferred maintenance costs	—	1,484

Amortization of financing costs	689	645

Postretirement health care benefits	4,105	6,626

Pension benefits	476	3,112

Provision for losses on accounts receivable	247	2,300

Asset impairment and other charges	—	14,393

Other	83	84

Cash provided (used) by changes in certain assets and liabilities

Accounts receivable	(14,190)	(4,079)

Inventories	14,048	9,129

Prepaid expenses and other assets	(2,731)	(3,256)

Accounts payable	(8,983)	(5,377)

Accrued liabilities	844	1,574

Other liabilities	(46)	508

Net cash provided (used) by operating activities	(33,446)	(17,707)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(6,231)	(4,112)

Net cash used by investing activities	(6,231)	(4,112)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under Revolving Credit Facility	11,664	—

Other changes in long-term debt	(349)	(63)

Net cash provided (used) by financing activities	11,315	(63)

Net increase (decrease) in cash and cash equivalents	(28,362)	(21,882)

Cash and cash equivalents at beginning of year	32,244	89,478

Cash and cash equivalents at end of period	$3,882	$67,596

Supplemental disclosure of cash flow information

Cash paid for interest	$15,640	$15,324

Cash paid for income taxes	—	—

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended April 30, 2002 and 2001
(Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2:   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product. Inventories consist of the following:

	April 30,	October 31,
	2002	2001

	(Unaudited)
	(Dollars in Thousands)
Raw materials	$18,606	$33,542

Finished and semi-finished product	54,268	53,438

Supplies	153	95

	73,027	87,075

Less LIFO reserve	—	—

	$73,027	$87,075

NOTE 3:   LONG-TERM DEBT

Long-term debt consists of the following:

	April 30,	October 31,
	2002	2001

	(Unaudited)
	(Dollars in Thousands)
Senior Secured Notes with interest at 10% payable semi- annually, due 2004	$300,000	$300,000

Revolving Credit Facility (Revolver) with interest at 5.63% at April 30, 2002 payable monthly	11,664	—

Other	1,298	1,647

	312,962	301,647

Less current portion of long-term debt	1,080	536

	$311,882	$301,111

     The $300 million 10% Senior Secured Notes due 2004 (Senior Secured Notes) are secured by a first priority lien on substantially all of the existing property, plant and equipment of the Company. A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, holds a second priority lien on the security for the Senior Secured Notes.

     The Company has a $100,000,000 Revolver secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were borrowings of $11,664,000 outstanding under the Revolver as of April 30, 2002. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. At April 30, 2002 the Company had borrowing availability of $68,156,000 based on eligible inventory and receivables after deducting $11,664,000 of borrowings outstanding and $14,870,000 in letters of credit outstanding or committed and before reflecting a $25,000,000 minimum borrowing availability covenant as discussed below. The Revolver is subject to a penalty of $250,000 if terminated before October 31, 2003.

     The Company’s Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company’s assets. On January 25, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the Company to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through

April 30, 2002, negative $255 million from May 1, 2002 through July 31, 2002, and negative $260 million on August 1, 2002 and thereafter. In addition, the Company is required to maintain minimum borrowing availability under the Revolver of $25 million. This amendment also changes the interest charged from prime rate to prime rate plus 1.5% or as to Eurodollar Rate Loans, a rate of 3.5% in excess of the Adjusted Eurodollar Rate applicable for the interest period selected by the Company. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there were no amounts available for dividends and other transactions with affiliates at April 30, 2002.

NOTE 4:   ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

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

     The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires the Company to complete certain supplemental environmental projects estimated to cost $1.8 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated remaining cost of $0.8 million and the installation of a liner for a surface impoundment estimated to cost approximately $1.2 million. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

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

     On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of

Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court’s decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court’s decision to dismiss which was heard on April 23, 2002. On May 24, 2002 the appellate court affirmed the decision to dismiss this action.

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

NOTE 5:   OTHER MATTERS

     Based on WCI’s current order intake rate and backlog, the Company expects shipping volume to be approximately 335,000 tons in each of the third quarter and fourth quarter of 2002. WCI’s order backlog was approximately 352,000 tons at April 30, 2002 compared to 158,000 at April 30, 2001 and 250,000 at January 31, 2002. We expect net sales per ton shipped to increase approximately 10% during the third quarter compared to the second quarter. WCI expects cost of products sold per ton shipped to increase approximately 2% in the third quarter compared to the second quarter (excluding the favorable adjustment to inventory valuation reserves recorded in the second quarter totaling $4.7 million) due primarily to changes in product mix with capacity utilization at 90% or greater. Based on these expectations, the Company believes that it has adequate availability of cash resources to maintain operations through at least fiscal 2002.

     Significant uncertainty remains regarding the short-term as well as long-term condition of the steel market. Recent improvements in order intake rates and pricing could be reversed by a number of factors including increasing domestic supply through the restart of closed facilities, increases in steel imports due to rising domestic steel prices or the granting of exemptions to tariffs imposed as a result of the Section 201 investigation or the failure of an economic recovery to materialize or be sustained. If the volume or net sales prices expected to be realized by WCI during the third and fourth quarters are not realized or sustained due to these or other factors, WCI may not have adequate availability under its existing financing arrangements to sustain its operations and may require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing or what the terms of such additional financing might be. Failure to obtain such additional financing in these circumstances would likely have a material adverse effect on WCI’s operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     Three months ended April 30, 2002 compared to three months ended April 30, 2001

     Net sales for the three months ended April 30, 2002 were $127.7 million on 355,735 tons shipped, representing a 28.6% increase in net sales and a 47.5% increase in tons shipped compared to the three months ended April 30, 2001. When the second fiscal quarter of 2002 is compared to the prior quarter ended January 31, 2002, net sales and shipping volume also showed significant increases of 42.5% and 45.3%, respectively. However, net sales per ton shipped of $359 for the three months ended April 30, 2002 was 12.9% lower than the net sales per ton shipped of $412 for the comparable prior year period ended April 30, 2001, with net selling prices down 4.2% in addition to a less favorable product mix. Net sales per ton decreased a more modest 1.9% for the second fiscal quarter of 2002 compared to the first fiscal quarter of 2002, with net selling prices increasing 1.5% for the second fiscal quarter. A less favorable product mix and reduced steam sales to a coke plant adjacent to WCI’s facility however offset the impact of these selling price increases. Shipments of custom carbon, alloy and electrical steels accounted for 47.7% of total shipments for the three months ended April 30, 2002 compared to 56.8% the three months ended April 30, 2001. The improvements in shipping volume and increased net selling prices in the second quarter compared to the first quarter resulted from a variety of factors including a decrease in domestic supply due to the closing of facilities during the last several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel in April 2002, a conclusion to inventory reductions by customers and a slight improvement in overall economic activity.

     The table below shows the Company’s product mix for the three months ended April 30, 2002 and April 30, 2001.

	Net Tons Shipped		Percent of Total

	Three Months Ended		Three Months Ended
	April 30,		April 30,
	2002	2001	2002	2001

CUSTOM PRODUCTS:
Hot Rolled	109,797	76,847	30.9%	31.9%
Cold Rolled	6,598	4,325	1.9%	1.8%
Coated products	53,040	55,610	14.9%	23.1%

TOTAL CUSTOM PRODUCTS	169,435	136,782	47.7%	56.8%
Total Commodity Products	186,300	104,349	52.3%	43.2%

Total Steel Products	355,735	241,131	100.0%	100.0%

     The following table sets forth the percentage of WCI’s net tons shipped to various markets for the three months ended April 30, 2002 and April 30, 2001.

	Three Months Ended
	April 30,
Customer Category	2002	2001

Conversion/further processing	61.7%	47.0%
Steel service centers	16.4%	20.9%
Construction	11.9%	16.2%
Electrical equipment	2.1%	5.5%
Direct automotive	3.8%	5.1%
Other	4.1%	5.3%

Total	100.0%	100.0%

     Gross margin (sales less cost of products sold) was $3.1 million for the three months ended April 30, 2002 compared to gross margin (loss) of ($1.8) million for the three months ended April 30, 2001. The increase in gross margin reflects the increased shipping volume and lower production costs resulting from a higher production volume and its effect on fixed operating costs per ton along with favorable adjustments to lower of cost or market inventory valuation reserves of $4.7 million during the second fiscal quarter based on lower production costs per ton and improved selling prices, partially offset by lower transaction prices. Excluding the favorable inventory adjustments for the 2002 period, the gross margin (loss) was ($1.6) million. Production volume for the three months ended April 30, 2002 was approximately 90% of operating capacity compared to approximately 73% for the three months ended April 30, 2001.

     Operating income (loss) was ($3.6) million, or ($10) per ton, for the three months ended April 30, 2002 compared to operating income (loss) of ($15.0) million, or ($62) per ton, for the three months ended April 30, 2001. The decrease in operating loss reflects the improved gross margin discussed above, in addition to a $1.6 million gain realized from the resolution of contract issues relating to the sale of a third party owned coke plant adjacent to WCI’s facility and lower depreciation expense. The operating loss for the 2001 period included a charge of $3.9 million associated with the Company’s wholly-owned subsidiary, Youngstown Sinter Company, announced indefinite idling of its operating facility by July 15, 2001. Excluding the gain and adjustments to inventory valuation reserves for the 2002 period and the impairment charge in the 2001 period, the operating loss was ($9.8) million, or ($28) per ton for the three months ended April 30, 2002 compared to an operating loss of ($11.1) million, or ($46) per ton for the three months ended April 30, 2001.

     Interest and other income (expense), net was $22,000 for the three months ended April 30, 2002 compared to $0.8 million for the three months ended April 30, 2001. This decrease was due primarily to a decrease in interest income resulting from lower cash balances for the three months ended April 30, 2002 compared to the three months ended April 30, 2001.

     As a result of the items discussed above, the Company had a loss before taxes of $11.8 million for the three months ended April 30, 2002 compared to a loss before taxes of $22.2 million for the three months ended April 30, 2001.

     Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

     Six months ended April 30, 2002 compared to six months ended April 30, 2001.

     Net sales for the six months ended April 30, 2002 were $217.3 million on 600,553 tons shipped, representing a 10.0% increase in net sales and a 25.6% increase in tons shipped compared to the six months ended April 30, 2001. Shipping volume for the 2002 period increased, predominantly in the second fiscal quarter, as a result of a variety of favorable factors that included a decrease in domestic supply due to the closing of facilities during the past several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel in April 2002, a conclusion to inventory reductions by customers and a slight improvement in overall economic activity. Net sales per ton shipped decreased 12.3% to $362 in the 2002 period compared to $413 for the 2001 period, with net selling prices down 6.2% coupled with a less favorable product mix. Shipments of custom carbon, alloy and electrical steels accounted for 47.1% of total shipments for the six months ended April 30, 2002 compared to 54.6% for the six months ended April 30, 2001.

     The table below shows the Company’s product mix for the six months ended April 30, 2002 and April 30, 2001.

	Net Tons Shipped		Percent of Total

	Six Months Ended		Six Months Ended
	April 30,		April 30,
	2002	2001	2002	2001

CUSTOM PRODUCTS:
Hot Rolled	179,541	153,810	29.9%	32.2%
Cold Rolled	12,659	8,374	2.1%	1.8%
Coated products	90,710	98,493	15.1%	20.6%

TOTAL CUSTOM PRODUCTS	282,910	260,677	47.1%	54.6%
Total Commodity Products	317,643	217,477	52.9%	45.4%

Total Steel Products	600,553	478,154	100.0%	100.0%

     The following table sets forth the percentage of WCI’s net tons shipped to various markets for the six months ended April 30, 2002 and April 30, 2001.

	Six Months Ended
	April 30,
Customer Category	2002	2001

Conversion / further processing	60.1%	49.5%
Steel service centers	15.5%	21.6%
Construction	12.0%	13.8%
Electrical equipment	3.1%	5.2%
Direct automotive	4.4%	5.1%
Other	4.9%	4.8%

Total	100.0%	100.0%

     Gross margin (loss) (sales less cost of products sold) was ($6.7) million for the six months ended April 30, 2002 compared to gross margin (loss) of ($5.6) million for the six months ended April 30, 2001. The increase in gross margin (loss) reflects the lower transaction prices and less favorable product mix discussed above partially offset by lower per ton production costs resulting from significantly higher volume and its effect on fixed operating costs per ton and higher shipping volume. The loss in the 2002 period included and was partially offset by favorable adjustments to inventory valuation reserves of $3.5 million. Excluding these favorable adjustments the gross margin (loss) was ($10.3) million for the 2002 period. Production volume during the six months ended April 30, 2002 was approximately 83% of operating capacity compared to approximately 67% in the 2001 period.

     Operating income (loss) was ($21.5) million, or ($36) per ton, for the six months ended April 30, 2002 compared to operating income (loss) of ($30.4) million, or ($64) per ton, for the six months ended April 30, 2001. The decrease in operating loss reflects lower depreciation expense and the decrease in gross margin discussed above and also included significant non-recurring items for both periods. The operating loss for the 2002 period included a $1.6 million gain realized from the resolution of contract issues relating to the sale of a third party owned coke plant adjacent to WCI’s facility. The operating loss for the 2001 period included a charge of $3.9 million associated with the Company’s wholly-owned subsidiary, Youngstown Sinter Company, announced indefinite idling of its operating facility by July 15, 2001 and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company. Excluding the gain and adjustments to inventory valuation reserves for the 2002 period and the non-recurring charges in the 2001 period, the operating loss was ($26.7) million, or ($44) per ton for the six months ended April 30, 2002 compared to an operating loss of ($24.4) million, or ($51) per ton for the six months ended April 30, 2001.

     Interest income and other income (expense), net was $0.5 million for the six months ended April 30, 2002 compared to ($8.3) million for the six months ended April 30, 2001. In the 2001 period, WCI recorded a charge of $10.5 million to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI.

     As a result of the items discussed above, the Company had a loss before taxes of $37.4 million for the six months ended April 30, 2002 compared to a loss before taxes of $54.7 million for the six months ended April 30, 2001.

     Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Liquidity and Capital Resources

     WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. The Company’s primary sources of liquidity as of April 30, 2002 consisted of cash and cash equivalents of $3.9 million and available borrowing under its $100 million revolving credit agreement (Revolver).

     The Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and subject to eligibility requirements, as defined therein, and expires on December 29, 2003. As of April 30, 2002, the Company had borrowing availability of $68.2 million based on eligible inventories and receivables after deducting $11.7 million of borrowings outstanding and $14.9 million in letters of credit outstanding or committed and before reflecting a $25 million minimum borrowing availability covenant.

     Cash from Operations

     Cash provided (used) by operating activities was ($33.4) million for the six months ended April 30, 2002 compared to ($17.7) million for the six months ended April 30, 2001. The decreased operating cash flow for the 2002 period compared to the 2001 period resulted primarily from changes in working capital primarily due to an increase in accounts receivable resulting from increased revenue and by an increase in pension funding.

     Capital Expenditures

     Capital expenditures were $6.2 million and $4.1 million for the six months ended April 30, 2002 and April 30, 2001, respectively. Capital expenditures are expected to be approximately $10 million for all of fiscal 2002. At April 30, 2002, the Company had commitments for capital expenditures of approximately $1.8 million. The Company expects to complete a reline of its blast furnace within the next two years at an estimated cost of up to $30 million.

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

     Dividends

     The Company paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the six months ended April 30, 2002. The Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

     Defined Benefit Pension Plan

     The Company has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. The Company expects to contribute approximately $29.6 million (including $17.8 million during the third quarter), $26.3 million and $21.1 million to the DBP during fiscal years 2002, 2003 and 2004, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. This funding reflects the results of the actuarial valuation completed as of November 1, 2001. Due primarily to the reduction in the offset from the frozen defined contribution plan resulting from adverse investment experience and from changes in the status of plan participants different from assumptions, the Company’s projected benefit obligation increased from $98.7 million as reported in the Company’s 10-K as of October 31, 2001 to $114.9 million. The Company contributed $6.8 million, $7.2 million, $4.2 million and $6.7 million to the DBP during the six months ended April 30, 2002 and fiscal years ended October 31, 2001, 2000 and 1999, respectively.

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

     Outlook

     During the last four years steel imports into the U.S. have adversely affected shipping volume and have contributed significantly to pricing volatility. During this period, WCI and the steel industry have filed various trade cases against hot-rolled and cold-rolled carbon steel flat products from various countries in response to this increase in imports. While various duties have been imposed on these products from certain countries, to date these duties have been ineffective in reducing overall steel imports to the U.S.

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

     On March 5, 2002 President Bush issued his remedy regarding the Section 201 investigation. This remedy includes a tariff rate quota on carbon and alloy slabs of 30% in excess of 5.4 million tons per year adjusting over a three year period to 18% on imports in excess of 6.4 million tons and a 30% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a three year period to 18%. These remedies pertain to imports from all countries except Canada, Mexico, Jordan, Israel and certain developing countries. A significant number of exemption requests have been filed by various countries regarding the tariffs imposed which the Bush administration is considering.

     For the longer term, the shipping levels and realized selling prices of WCI products will be influenced by the levels of imported steel, the strength of the manufacturing sector of the domestic economy and production capacity changes by domestic competitors. Domestic flat rolled steel production capacity has been reduced by the closing of seven producers during the past several years with total hot strip mill capacity of 16.7 million tons. This has contributed to the recent increases in product pricing and order intake. A portion of this capacity is expected to be restarted at potentially significantly lower production costs during the next six months and as a result the impact of this closed capacity may be reversed in part.

     Based on WCI’s current order intake rate and backlog, the Company expects shipping volume to be approximately 335,000 tons in each of the third quarter and fourth quarter of 2002. WCI’s order backlog was approximately 352,000 tons at April 30, 2002 compared to 158,000 at April 30, 2001 and 250,000 at January 31, 2002. We expect net sales per ton shipped to increase approximately 10% during the third quarter compared to the second quarter. WCI expects cost of products sold per ton shipped to increase approximately 2% in the third quarter compared to the second quarter (excluding the favorable adjustment to inventory valuation reserves recorded in the second quarter) due primarily to changes in product mix with capacity utilization remaining at 90% or greater. Based on these expectations, the Company believes that it has adequate availability of cash resources to maintain operations through at least fiscal 2002.

     Significant uncertainty remains regarding the short-term as well as long-term condition of the steel market. Recent improvements in order intake rates and pricing could be reversed by a number of factors including increasing domestic supply through the restart of closed facilities, increases in steel imports due to rising domestic steel prices or the granting of exemptions to tariffs imposed as a result of the Section 201 investigation or the failure of an economic recovery to materialize or be sustained. If the volume or net sales prices expected to be realized by WCI during the third and fourth quarters are not realized or sustained due to these or other factors, WCI may not have adequate availability under its existing financing arrangements to sustain its operations and may require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing or what the terms of such additional financing might be. Failure to obtain such additional financing in these circumstances would likely have a material adverse effect on WCI’s operations.

Forward-Looking Statements

     This report includes “forward-looking statements” which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; demand for Company products; changes in industry capacity and levels of imports of steel or steel products; effectiveness of the Section 201 remedies; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

PART II — OTHER INFORMATION

WCI STEEL, INC.

ITEM 1. LEGAL PROCEEDINGS

     For information as to the environmental matters described in the Company’s Form 10-K for the year ended October 31, 2001, see Part I, Item 3.

     Williams / Reber v. WCI Steel, Inc.

     Reference is made to the description of this action instituted by two retired employees contained in the Company’s annual report on Form 10-K, Part I, Item 3 for the year ended October 31, 2001 and as described in Note 4 to the consolidated financial statements herein. The plaintiffs filed an appeal regarding the court’s decision to dismiss, which was heard on April 23, 2002. On May 24, 2002 the appellate court affirmed the decision to dismiss this action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

None

     (b)  Reports on Form 8-K:

None

WCI STEEL, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC.
(registrant)

Date: May 30, 2002	/S/ JOHN P. JACUNSKI

John P. Jacunski Vice President and Chief Financial Officer (principal financial officer)