Form 10-Q
period 2002-07-31
WCI STEEL INC
filed 2002-09-16
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

or

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

[ ] Yes [X] No

     As of September 16, 2002, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amount)

	July 31,	October 31,
	2002	2001

ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,800	$32,244
Accounts receivable, less allowances for doubtful accounts of $3,326 and $3,100, respectively	58,219	48,875
Inventories	83,525	87,075
Prepaid expenses and other current assets	1,707	1,049

Total current assets	146,251	169,243
Property, plant and equipment, net	187,794	193,453
Intangible pension asset, net	34,776	39,556
Other assets, net	3,388	4,361

Total assets	$372,209	$406,613

LIABILITIES and SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$1,309	$536
Accounts payable	42,803	45,939
Accrued liabilities	66,099	72,361

Total current liabilities	110,211	118,836
Long-term debt, excluding current portion	334,544	301,111
Postretirement health care benefits	121,530	117,719
Pension benefits	16,949	35,000
Other liabilities	15,857	15,381

Total liabilities	599,091	588,047
Shareholder’s equity (deficit)
Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—
Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	279	279
Accumulated deficit	(227,161)	(181,713)

Total shareholder’s equity (deficit)	(226,882)	(181,434)
Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$372,209	$406,613

     See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)
(Unaudited)

	Three months ended,		Nine months ended,
	July 31,		July 31,

	2002	2001	2002	2001

Net sales	$132,756	$109,988	$350,038	$307,447
Operating costs and expenses
Cost of products sold	122,322	112,827	346,310	315,893
Depreciation and amortization	4,748	4,808	14,145	16,160
Selling, general and administrative expenses	5,514	3,619	10,941	13,162
Unusual charges	—	—	—	3,909

	132,584	121,254	371,396	349,124

Operating income (loss)	172	(11,266)	(21,358)	(41,677)

Other income (expense)
Interest expense	(8,275)	(8,004)	(24,592)	(23,972)
Interest and other income (expense), net	40	540	502	(7,799)

	(8,235)	(7,464)	(24,090)	(31,771)

Income (loss) before income taxes	(8,063)	(18,730)	(45,448)	(73,448)
Income tax (benefit) expense	—	—	—	—

Net income (loss)	$(8,063)	$(18,730)	$(45,448)	$(73,448)

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Nine months ended July 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45,448)	$(73,448)
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	14,145	14,658
Amortization of deferred maintenance costs	—	1,502
Amortization of financing costs	1,040	977
Postretirement health care benefits	5,311	9,913
Pension benefits	(13,758)	3,174
Provision for losses on accounts receivable	2,373	2,450
Asset impairment and other charges	—	14,393
Other	134	93
Cash provided (used) by changes in certain assets and liabilities
Accounts receivable	(11,717)	(7,244)
Inventories	3,550	5,258
Prepaid expenses and other assets	(819)	(3,319)
Accounts payable	(3,136)	1,316
Accrued and other liabilities	(6,799)	(5,371)

Net cash provided (used) by operating activities	(55,124)	(35,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,526)	(8,248)
Gross proceeds from the sale of assets	—	105

Net cash used by investing activities	(8,526)	(8,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Revolving Credit Facility	34,250	—
Other changes in long-term debt	(44)	175

Net cash provided (used) by financing activities	34,206	175

Net increase (decrease) in cash and cash equivalents	(29,444)	(43,616)
Cash and cash equivalents at beginning of year	32,244	89,478

Cash and cash equivalents at end of period	$2,800	$45,862

Supplemental disclosure of cash flow information
Cash paid for interest	$31,069	$30,489
Cash paid for income taxes	—	—

     See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended July 31, 2002 and 2001
( Unaudited )

NOTE 1 : BASIS OF PRESENTATION

     WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain reclassifications of prior year data have been made to conform to the 2002 classifications. The results of operations for the three and nine months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 : INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product. Inventories consist of the following:

	July 31,	October 31,
	2002	2001

	(Unaudited)
	(Dollars in Thousands)

Raw materials	$23,372	$33,542
Finished and semi-finished product	60,331	53,438
Supplies	176	95

	83,879	87,075
Less LIFO reserve	(354)	—

	$83,525	$87,075

NOTE 3 : LONG-TERM DEBT

     Long-term debt consists of the following:

	July 31,	October 31,

	2002	2001

	(Unaudited)
	(Dollars in Thousands)

Senior Secured Notes with interest at 10% payable semi- annually, due December 1, 2004	$300,000	$300,000
Revolving Credit Facility (Revolver) with interest at 5.87% at July 31, 2002 payable monthly	34,250	—
Other	1,603	1,647

	335,853	301,647
Less current portion of long-term debt	1,309	536

	$334,544	$301,111

     The $300 million 10% Senior Secured Notes due December 1, 2004 (Senior Secured Notes) are secured by a first priority lien on substantially all of the existing property, plant and equipment of the Company. A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, holds a second priority lien on the security for the Senior Secured Notes.

     The Company has a $100,000,000 Revolver secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were borrowings of $34,250,000 outstanding under the Revolver as of July 31, 2002. The Revolver, which expires December 29, 2003, also provides for up to an aggregate amount of $20,000,000 in letters of credit. On September 13, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement as described below. At July 31, 2002, assuming this amendment had been in place, the Company had borrowing availability of $51,836,000 based on eligible inventory and receivables after deducting $34,250,000 of borrowings outstanding and $14,870,000 in letters of credit outstanding and before reflecting a $20,000,000 minimum borrowing availability covenant as discussed below. The Revolver is subject to a penalty of $250,000 if terminated before October 31, 2003.

     The Company’s Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, working capital, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company’s assets. On January 25, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the Company to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through

April 30, 2002, negative $255 million from May 1, 2002 through July 31, 2002, and negative $260 million on August 1, 2002 and thereafter. In addition, the Company was required to maintain minimum borrowing availability under the Revolver of $25 million. The January amendment also changes the interest charged from prime rate to prime rate plus 1.5% or as to Eurodollar Rate Loans, a rate of 3.5% in excess of the Adjusted Eurodollar Rate applicable for the interest period selected by the Company. On September 13, 2002 the Company and its lenders under the Revolver further agreed to reduce the minimum borrowing availability requirement from $25 million to $20 million provided the Company is able to meet certain minimum cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) targets. A minimum cumulative EBITDA target has been established for each month from August 2002 to December 2003 and totals $73.0 million with monthly increments of not more than $5.5 million and not less than $4.0 million. In addition, while loans and letters of credit continue to be subject to a $100 million maximum, WCI can use up to $105 million of qualifying inventories and receivables based on established advance rates in determining availability with respect to the minimum availability covenant. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period, less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there were no amounts available for dividends and other transactions with affiliates at July 31, 2002.

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

     The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). The consent decree requires the Company to complete certain supplemental environmental projects with a remaining estimated cost of $2.0 million that will be expended by late 2002. These projects include sediment removal from the Mahoning River at an estimated cost of $0.8 million and the installation of a liner for a surface impoundment estimated to cost approximately $1.2 million. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

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

     On January 23, 1996, two retired employees instituted an action against the Company and the United Steelworkers of America (USWA) in the United States District Court for the Northern District of Ohio alleging in substance that certain distributions made by the Company to employees and benefit plans violated certain agreements, the Employee Retirement Income Security Act (ERISA), the National Labor Relations Act (NLRA) and common law. On July 31, 1997, the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The Plaintiffs filed an appeal regarding the court’s decision to dismiss, which was heard in June 1998. In March 1999, the appellate court upheld the dismissal of the claims under ERISA and common law, but reversed the dismissal of the NLRA claim and remanded to the district court for further proceedings. On October 9, 2000 the court granted the Company’s motion to dismiss this action and entered judgement in favor of the Company and the USWA. The plaintiffs filed an appeal regarding the court’s decision to dismiss which was heard on April 23, 2002. On May 24, 2002 the appellate court affirmed the decision to dismiss this action. No appeal has been filed regarding the decision and the time frame for filing an appeal has expired.

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

NOTE 5: OTHER MATTERS

     Based on WCI’s current order intake rate and backlog, the Company expects shipping volume to be approximately 330,000 tons in the fourth quarter of 2002. WCI’s order backlog was approximately 293,000 tons at July 31, 2002 compared to 158,000 at July 31, 2001 and 352,000 at April 30, 2002. We expect net sales per ton shipped to increase approximately 10% during the fourth quarter compared to the third quarter. WCI expects cost of products sold per ton shipped to increase approximately 2% in the fourth quarter compared to the third quarter due primarily to changes in product mix with capacity utilization remaining at approximately 90% or greater. During the fourth quarter of 2002, the Company expects its working capital needs to increase by approximately $15 million as a result of increasing iron ore pellet inventories prior to the end of the shipping season and due to increased accounts receivable resulting from increasing revenues. Assuming no change in the U.S. economy or level of steel imports, WCI expects shipping volume during the first fiscal quarter of 2003 to decline approximately 5% compared to the fourth quarter of 2002 with net sales and cost of goods sold per ton remaining flat. Based on these expectations, the Company believes that it has adequate availability of cash resources to maintain operations and meet its debt service requirements into 2003 and if current market conditions persist, the Company expects to generate significant free cash flow both from operations and working capital in the first half of 2003.

     Significant uncertainty remains regarding the direction of the U.S. economy and the short-term as well as long-term condition of the steel market. Improvements in order intake rates and pricing realized during 2002 could be reversed by a number of factors including increasing domestic supply through the restart of closed facilities, increases in steel imports due to rising domestic steel prices or the granting of exemptions to tariffs imposed as a result of the Section 201 investigation or the failure of an economic recovery to materialize or be sustained in the U.S. If the volume or net sales prices expected to be realized by WCI during the fourth quarter are not sustained in subsequent quarters due to these or other factors, WCI may not have adequate availability under its existing financing arrangements to sustain its operations and may require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing or what the terms of such additional financing might be. Failure to obtain such additional financing in these circumstances would likely have a material adverse effect on WCI’s operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.

Results of Operations

     Three months ended July 31, 2002 compared to three months ended July 31, 2001

     Net sales for the three months ended July 31, 2002 were $132.8 million on 334,367 tons shipped, representing a 20.7% increase in net sales and a 20.0% increase in tons shipped compared to the three months ended July 31, 2001. When the third fiscal quarter of 2002 is compared to the prior quarter ended April 30, 2002, net sales showed a more modest increase of 4.0%, however tons shipped decreased by 6.0%. Net sales per ton shipped of $397 for the three months ended July 31, 2002 was 0.5% higher than the net sales per ton shipped of $395 for the comparable prior year period ended July 31, 2001, with net selling prices up 6.0% offset by changes to product mix. Net sales per ton increased 10.6% for the third fiscal quarter of 2002 compared to the second fiscal quarter of 2002, with net selling prices increasing 9.4%. Shipments of custom carbon, alloy and electrical steels accounted for 47.4% of total shipments for the three months ended July 31, 2002 compared to 52.4% for the three months ended July 31, 2001 and 47.6% for the three months ended April 30, 2002. The improvements in shipping volume and increased net selling prices in the third quarter 2002 compared to the third quarter 2001 resulted from a variety of factors including a decrease in domestic supply due to the closing of facilities during the last several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel which became effective for imports entering the U.S. on or after March 20, 2002, a conclusion to inventory reductions by customers and a slight improvement in overall economic activity.

     The table below shows the Company’s product mix for the three months ended July 31, 2002 and July 31, 2001.

	Net Tons Shipped		Percent of Total

	Three Months Ended		Three Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

CUSTOM PRODUCTS:
Hot Rolled	104,156	75,747	31.1%	27.2%
Cold Rolled	5,537	5,193	1.7%	1.9%
Coated products	48,740	64,899	14.6%	23.3%

TOTAL CUSTOM PRODUCTS	158,433	145,839	47.4%	52.4%
Total Commodity Products	175,934	132,713	52.6%	47.6%

Total Steel Products	334,367	278,552	100.0%	100.0%

     The following table sets forth the percentage of WCI’s net tons shipped to various markets for the three months ended July 31, 2002 and July 31, 2001.

	Three Months Ended
	July 31,

Customer Category	2002	2001

Conversion / further processing	55.9%	51.6%
Steel service centers	20.0%	16.5%
Construction	12.0%	18.2%
Electrical equipment	3.2%	4.4%
Direct automotive	5.1%	4.8%
Other	3.8%	4.5%

Total	100.0%	100.0%

     Gross margin (sales less cost of products sold) was $10.4 million for the three months ended July 31, 2002 compared to gross margin (loss) of ($2.8) million for the three months ended July 31, 2001. The increase in gross margin reflects the increased shipping volume and lower production costs resulting from a higher production volume and its effect on fixed operating costs per ton. Production volume for the three months ended July 31, 2002 was approximately 89% of operating capacity compared to approximately 82% for the three months ended July 31, 2001.

     Operating income was $0.2 million, or $1 per ton, for the three months ended July 31, 2002 compared to operating income (loss) of ($11.3) million, or ($40) per ton, for the three months ended July 31, 2001. The increase in operating income reflects the improved gross margin discussed above partially offset by a charge of $2.1 million in the 2002 period to establish a reserve for amounts due from a financially distressed customer.

     Interest and other income (expense), net was $40,000 for the three months ended July 31, 2002 compared to $0.5 million for the three months ended July 31, 2001. This decrease was due primarily to a decrease in interest income resulting from lower cash balances for the three months ended July 31, 2002 compared to the three months ended July 31, 2001.

     As a result of the items discussed above, the Company had a loss before taxes of $8.1 million for the three months ended July 31, 2002 compared to a loss before taxes of $18.7 million for the three months ended July

31, 2001.

     Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

     Nine months ended July 31, 2002 compared to nine months ended July 31, 2001

     Net sales for the nine months ended July 31, 2002 were $350.0 million on 934,920 tons shipped, representing a 13.9% increase in net sales and a 23.6% increase in tons shipped compared to the nine months ended July 31, 2001. Shipping volume for 2002 began to increase more substantially during the second fiscal quarter and has leveled off to more historical levels during the third fiscal quarter. This is a result of a variety of favorable factors that included a decrease in domestic supply due to the closing of facilities during the past several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel which became effective for imports entering the U.S. on or after March 20, 2002, and a conclusion to inventory reductions by customers and a slight improvement in overall economic activity. Net sales per ton shipped decreased 7.9% to $374 in the 2002 period compared to $406 for the 2001 period, with net selling prices down 1.9% coupled with a less favorable product mix. Shipments of custom carbon, alloy and electrical steels accounted for 47.2% of total shipments for the nine months ended July 31, 2002 compared to 53.7% for the nine months ended July 31, 2001.

     The table below shows the Company’s product mix for the nine months ended July 31, 2002 and July 31, 2001.

	Net Tons Shipped		Percent of Total

	Nine Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

CUSTOM PRODUCTS:
Hot Rolled	283,697	229,557	30.4%	30.3%
Cold Rolled	18,196	13,567	1.9%	1.8%
Coated products	139,450	163,392	14.9%	21.6%

TOTAL CUSTOM PRODUCTS	441,343	406,516	47.2%	53.7%
Total Commodity Products	493,577	350,190	52.8%	46.3%

Total Steel Products	934,920	756,706	100.0%	100.0%

     The following table sets forth the percentage of WCI’s net tons shipped to various markets for the nine months ended July 31, 2002 and July 31, 2001.

	Nine Months Ended
	July 31,

Customer Category	2002	2001

Conversion / further processing	58.6%	50.3%
Steel service centers	17.1%	19.7%
Construction	12.0%	15.4%
Electrical equipment	3.1%	4.9%
Direct automotive	4.6%	5.0%
Other	4.6%	4.7%

Total	100.0%	100.0%

     Gross margin (sales less cost of products sold) was $3.7 million for the nine months ended July 31, 2002 compared to gross margin (loss) of ($8.4) million for the nine months ended July 31, 2001. The increase in gross margin reflects the lower per ton production costs resulting from significantly higher volume and its effect on fixed operating costs per ton and higher shipping volume partially offset by lower transaction prices and less favorable product mix discussed above. The 2002 period included favorable adjustments to inventory valuation reserves of $4.1 million. Excluding these favorable adjustments the gross margin (loss) was ($0.4) million for the 2002 period. Production volume during the nine months ended July 31, 2002 was approximately 85% of operating capacity compared to approximately 73% in the 2001 period.

     Operating income (loss) was ($21.4) million, or ($23) per ton, for the nine months ended July 31, 2002 compared to operating income (loss) of ($41.7) million, or ($55) per ton, for the nine months ended July 31, 2001. The decrease in operating loss reflects lower depreciation expense and the increase in gross margin discussed above and also included significant non-recurring items for both periods. The operating loss for the 2002 period included a $1.6 million gain realized from the resolution of contract issues relating to the sale of a third party owned coke plant adjacent to WCI’s facility and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed customer. The operating loss for the 2001 period included a charge of $3.9 million associated with the Company’s wholly-owned subsidiary, Youngstown Sinter Company, announced indefinite idling of its operating facility by July 15, 2001 and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company. Excluding the gain and adjustments to inventory valuation reserves for the 2002 period and the non-recurring charges in both the 2002 and 2001 periods, the operating loss was ($25.0) million, or ($27) per ton for the nine months ended July 31, 2002 compared to an operating loss of ($35.7) million, or ($47) per ton for the nine months ended July 31, 2001.

     Interest income and other income (expense), net was $0.5 million for the nine months ended July 31, 2002 compared to ($7.8) million for the nine months ended July 31, 2001. Declining cash balances during the 2002 period resulted in a decrease in interest income. In the 2001 period, WCI recorded a charge of $10.5 million to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI.

     As a result of the items discussed above, the Company had a loss before taxes of $45.4 million for the nine months ended July 31, 2002 compared to a loss before taxes of $73.4 million for the nine months ended July 31, 2001.

     Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Liquidity and Capital Resources

     WCI’s liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. The Company’s primary sources of liquidity as of July 31, 2002 consisted of cash and cash equivalents of $2.8 million and available borrowing under its $100 million revolving credit agreement (Revolver).

     The Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and is subject to eligibility requirements, as defined therein, and expires on December 29, 2003. On September 13, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement as described below. As of July 31, 2002, assuming this amendment had been in place, the Company had borrowing availability of $51.8 million based on eligible inventories and receivables after deducting $34.3 million of borrowings outstanding and $14.9 million in letters of credit outstanding and before reflecting a $20 million minimum borrowing availability covenant.

     Cash from Operations

     Cash provided (used) by operating activities was ($55.1) million for the nine months ended July 31, 2002 compared to ($35.6) million for the nine months ended July 31, 2001. The decreased operating cash flow for the 2002 period compared to the 2001 period resulted primarily from changes in working capital due to an increase in accounts receivable resulting from increased revenue and by an increase in pension funding partially offset by a reduction in net loss.

     Capital Expenditures

     Capital expenditures were $8.5 million and $8.2 million for the nine months ended July 31, 2002 and July 31, 2001, respectively. Capital expenditures are expected to be approximately $10 million for all of fiscal 2002. At July 31, 2002, the Company had commitments for capital expenditures of approximately $1.5 million. The Company expects to complete a reline of its blast furnace within the next two years at an estimated cost of up to $30 million.

     Debt Covenants

     The Revolver and the indenture governing WCI’s 10% Senior Secured Notes due December 1, 2004 contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. On January 25, 2002 the Company and its lenders under the Revolver agreed to amend the loan agreement to require the Company to maintain a minimum net worth, as defined, of not less than the following for each period indicated: negative $225 million through January 31, 2002, negative $240 million from February 1, 2002 through April 30, 2002, negative $255 million from May 1, 2002 through July 31, 2002, and negative $260 million on August 1, 2002 and thereafter. In addition, the Company was required to maintain minimum availability under the Revolver of $25 million. On September 13, 2002 the Company and its lenders under the Revolver further agreed to reduce the minimum borrowing availability requirement from $25 million to $20 million provided the Company is able to meet certain minimum cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) targets. A minimum cumulative EBITDA target has been established for each month from August 2002 to December 2003 and totals $73.0 million with monthly increments of not more than $5.5 million and not less than $4.0 million. In addition, while loans and letters of credit continue to be subject to a $100 million maximum, WCI can use up to $105 million of qualifying inventories and receivables based on established advance rates in determining availability with respect to the minimum availability covenant. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

     Dividends

     The Company paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the nine months ended July 31, 2002. The Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

     Defined Benefit Pension Plan

     The Company has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. The Company expects to contribute approximately $29.6 million, $26.3 million and $21.1 million to the DBP during fiscal years 2002, 2003 and 2004, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. This funding reflects the results of the actuarial valuation completed as of November 1, 2001. Due primarily to the reduction in the offset from the frozen defined contribution plan resulting from adverse investment experience and from changes in the status of plan participants different from assumptions, the Company’s projected benefit obligation increased from $98.7 million as reported in the Company’s 10-K as of October 31, 2001 to $114.9 million. The Company contributed $24.6 million, $7.2 million, $4.2 million and $6.7 million to the DBP during the nine months ended July 31, 2002 and fiscal years ended October 31, 2001, 2000 and 1999, respectively.

     Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted Statement 142 effective November 1, 2001. The adoption of Statement 142 did not have a material effect on either financial position or results of operations.

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

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and is not expected to have a significant impact on our financial position and results of operations.

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

     On March 5, 2002 President Bush issued his remedy regarding the Section 201 investigation which became effective for imports entering the U.S. on or after March 20, 2002. This remedy includes a tariff rate quota on carbon and alloy slabs of 30% in excess of 5.4 million tons per year adjusting over a three year period to 18% on imports in excess of 6.4 million tons and a 30% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a three year period to 18%. These remedies pertain to imports from all countries except Canada, Mexico, Jordan, Israel and certain developing countries. A significant number of exemption requests have been filed by various countries regarding the tariffs imposed and granted by the U.S. government with a significant number of exemption requests still pending.

     For the longer term, the shipping levels and realized selling prices of WCI products will continue to be influenced by the levels of imported steel, the strength of the manufacturing sector of the domestic economy and production capacity changes by domestic competitors. Domestic flat rolled steel production capacity has been reduced by the closing of seven producers during the past several years with total hot strip mill capacity of 16.7 million tons. This has contributed to the recent increases in product pricing and order intake. A portion of this capacity has been or is expected to be restarted at potentially significantly lower production costs during the next six months and as a result the impact of this closed capacity may be reversed in part.

     Based on WCI’s current order intake rate and backlog, the Company expects shipping volume to be approximately 330,000 tons in the fourth quarter of 2002. WCI’s order backlog was approximately 293,000 tons at July 31, 2002 compared to 158,000 at July 31, 2001 and 352,000 at April 30, 2002. We expect net sales per ton shipped to increase approximately 10% during the fourth quarter compared to the third quarter. WCI expects cost of products sold per ton shipped to increase approximately 2% in the fourth quarter compared to the third quarter due primarily to changes in product mix with capacity utilization remaining at approximately 90% or greater. During the fourth quarter of 2002, the Company expects its working capital needs to increase by approximately $15 million as a result of increasing iron ore pellet inventories prior to the end of the shipping season and due to increased accounts receivable resulting from increasing revenues. Assuming no change in the U.S. economy or level of steel imports, WCI expects shipping volume during the first fiscal quarter of 2003 to decline approximately 5% compared to the fourth quarter of 2002 with net sales and cost of goods sold per ton remaining flat. Based on these expectations, the Company believes that it has adequate availability of cash resources to maintain operations and meet its debt service requirements into 2003 and if current market conditions persist, the Company expects to generate significant free cash flow both from operations and working capital in the first half of 2003.

     Significant uncertainty remains regarding the direction of the U.S. economy and the short-term as well as long-term condition of the steel market. Improvements in order intake rates and pricing realized during fiscal 2002 could be reversed by a number of factors including increasing domestic supply through the restart of closed facilities, increases in steel imports due to rising domestic steel prices or the granting of exemptions to tariffs imposed as a result of the Section 201 investigation or the failure of an economic recovery to materialize or be sustained in the U.S. If the volume or net sales prices expected to be realized by WCI during the fourth quarter are not sustained in subsequent quarters due to these or other factors, WCI may not have adequate availability under its existing financing arrangements to sustain its operations and may require additional sources of financing. WCI cannot assure that it has the ability to obtain such additional financing or what the terms of such additional financing might be. Failure to obtain such additional financing in these circumstances would likely have a material adverse effect on WCI’s operations.

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

     Williams / Reber v. WCI Steel, Inc.

     Reference is made to the description of this action instituted by two retired employees contained in the Company’s annual report on Form 10-K, Part I, Item 3 for the year ended October 31, 2001 and as described in Note 4 to the consolidated financial statements herein. The plaintiffs filed an appeal regarding the court’s decision to dismiss, which was heard on April 23, 2002. On May 24, 2002 the appellate court affirmed the decision to dismiss this action. No appeal has been filed regarding the decision and the time frame for filing an appeal has expired.

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

WCI STEEL, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC.
(registrant)

Date: September 16, 2002	/S/ JOHN P. JACUNSKI

John P. Jacunski
Vice President and Chief Financial Officer (principal financial officer)