Form 10-K
period 2002-10-31
WCI STEEL INC
filed 2003-03-07
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:  333-18019

WCI STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1585405

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 Pine Ave., S.E., Warren, Ohio	44483-6528

(Address of principal executive offices)	(Zip Code)

(330) 841-8302

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Note: The Registrant files pursuant to an indenture, but is not otherwise subject to Section 13 or 15(d) filing requirements.    ☐ Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 6, 2003 was $0.

WCI STEEL, INC. AND SUBSIDIARIES
FORM 10-K
INDEX

PART I

ITEM 1.  BUSINESS

General

     WCI Steel, Inc. (WCI or Company), a niche oriented integrated producer of value-added, custom steel products, was incorporated in Ohio in 1988 and commenced operations on September 1, 1988. WCI’s primary facility covers approximately 1,100 acres in Warren, Ohio, with additional facilities owned by subsidiaries located in Niles and Youngstown, Ohio, all of which are situated between Cleveland and Pittsburgh. WCI currently produces approximately 185 grades of flat rolled custom and commodity steel products. Total shipments were 1,281,140 tons in fiscal 2002 and 1,041,209 tons in fiscal 2001. Custom flat rolled products, which include high carbon, alloy, ultra high strength, silicon electrical and heavy gauge galvanize steel, constituted approximately 48.5% of net tons shipped during fiscal 2002 and 51.5% during fiscal 2001 (see “Overview” below for a discussion of custom products). Major users of WCI products are steel converters, steel service centers, construction product companies, electrical equipment manufacturers and, to a lesser extent, automobile and automotive parts manufacturers.

     The Company and the industry continue to face difficult and volatile market conditions. During 2000 and 2001 there was intense downward pressure on steel prices due to the surge of imports into the United States. This resulted in the Company incurring a net loss of $100.8 million in 2001. Order entry rates and steel prices increased significantly during 2002 as a result of significant capacity reductions caused by the closing of a number of steel producers and the effects of the implementation of the Section 201 tariffs. As a result of the increased shipping volume and prices, the Company returned to profitability during the fourth quarter of 2002. However, for the full year of 2002 the Company incurred a net loss of $37.6 million. In addition to incurring significant losses during the last two years, the Company had negative cash flows which have reduced the cash resources available to support its operations.

     Many of the steel companies shut down in the past two years have been restarted by other companies with cost structures significantly lower than WCI’s. This low cost capacity returning to the market coupled with continued high levels of imports and a slowing manufacturing sector has resulted in reduced volume and pricing expectations for the first half of 2003. As a result, the Company expects to incur a net loss for 2003.

     The Company’s liquidity depends on its operating performance and borrowing availability under its revolving credit facility. If market conditions fail to improve adequately, operating losses will continue, and the Company will be unable to meet certain covenants associated with its revolving credit facility. Under these circumstances, if the Company is unable to obtain waivers of covenant violations or secure additional financing sources to fund expected operating losses, it would likely have a material adverse effect on WCI’s operations.

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

     WCI’s commodity steel product sales consist principally of hot and cold rolled low carbon sheet steel, other high strength applications and light gauge galvanize products. Export sales were approximately 1.7% of net sales during the last three fiscal years.

     The table below shows the Company’s product mix for the last three years.

	Net Tons Shipped			Percent of Total

	Fiscal Year Ended			Fiscal Year Ended
	October 31,			October 31,
	2002	2001	2000	2002	2001	2000

CUSTOM PRODUCTS:

Hot Rolled	407,090	302,389	394,213	31.8%	29.0%	31.1%

Cold Rolled	24,828	19,450	19,929	1.9%	1.9%	1.6%

Coated Products	189,631	214,460	245,969	14.8%	20.6%	19.4%

TOTAL CUSTOM PRODUCTS	621,549	536,299	660,111	48.5%	51.5%	52.1%

Total Commodity Products	659,591	504,910	605,784	51.5%	48.5%	47.9%

Total Steel Products	1,281,140	1,041,209	1,265,895	100.0%	100.0%	100.0%

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

     The market for silicon electrical sheet steel can be divided into two main segments: grain oriented silicon sheet and non-grain oriented silicon sheet. The distinction between grain and non-grain oriented silicon sheet pertains to the electrical properties of the steel. WCI’s silicon annealing line is designed for production of non-grain oriented silicon sheet and all of WCI’s silicon shipments are in this segment. Presently, there is one domestic competitor in this segment and several foreign competitors. In addition, the Company’s product also has experienced increasing competition from cold-rolled motor laminations produced by several other integrated steelmakers, which have been developed as a substitute product for silicon steel in certain applications. Due to the migration of certain motor manufacturing capability to Mexico and Asia, the market to which the Company can cost effectively supply its product is contracting.

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

     Commodity Products

     In fiscal 2002, WCI shipped 659,591 tons in the aggregate of sheet and strip products consisting of hot and cold rolled low carbon, other high strength and light gauge galvanize steel, which represented approximately 51.5% of the Company’s net tons shipped. Hot rolled low carbon and high strength sheet is sold to steel service centers or manufacturers producing a broad array of products, including tubing, stampings and roll formed parts. Cold rolled low carbon and light gauge galvanize sheet and strip is purchased by service centers, container manufacturers, and the automotive and appliance industries. In these commodity steel markets, WCI competes with all major integrated producers, minimills, and independent producers.

Marketing

     WCI’s marketing, sales and customer service functions are conducted through three wholly owned subsidiaries, WCI Steel Sales LP (WCI Sales), WCI Steel Metallurgical Services Inc. (WCI Metallurgical Services) and WCI Steel Production Control Services Inc. (WCI Production Services).

     WCI Sales is responsible for developing and implementing a sales and marketing strategy aimed at increasing the sales of custom steel products and building the strategic customer base. WCI Sales employs a direct sales force covering approximately 230 active accounts and other potential steel accounts within WCI’s geographic market. Approximately 50% of WCI Sales’ shipments are to customers within 200 miles of the Warren facility, and as a result of this concentration of active and potential customers in its service area, WCI Sales believes that it has a competitive advantage over competitors located farther away.

     Sales outside WCI’s geographic market are made through independent sales representatives on a commission basis. Although transportation costs can be prohibitive at extreme distances from the Warren facility, select custom products are competitively priced outside WCI Sales normal target markets. WCI Sales believes that independent sales representatives provide the most cost-effective method to access these customers. Approximately 4.8% of WCI Sales’ volume in fiscal 2002 was sold through the independent sales representatives.

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

     WCI Production Services provides order entry and order status services to assist WCI Sales in meeting customer needs. It also provides customer service and utilizes a fully automated computerized sales network that furnishes the sales force and customers with product specifications and timely order status information.

Customers

     WCI’s customer base is dominated by steel converters and steel service centers, which in fiscal 2002 represented 76.7% of shipments. The remaining shipments were directly to end-users.

     The following table sets forth the percentage of WCI’s net tons shipped to various markets for the past three fiscal years.

	Fiscal Year Ended October 31,
Customer Category	2002	2001	2000

Conversion/further processing	59.1%	51.8%	49.2%

Steel service centers	17.6%	18.7%	24.8%

Construction	11.3%	15.1%	12.0%

Electrical equipment	3.3%	4.5%	5.0%

Direct automotive	4.4%	5.1%	4.9%

Other	4.3%	4.8%	4.1%

Total	100.0%	100.0%	100.0%

     In fiscal years 2002, 2001 and 2000, WCI’s twenty largest customers represented approximately 63%, 62% and 62%, respectively, of net sales. The Company’s largest customer, Worthington Industries, represented approximately 11.7%, 9.8% and 10.1% of net sales in fiscal 2002, 2001 and 2000, respectively.

Backlog

     On October 31, 2002, WCI’s order backlog was approximately 195,000 net tons with an approximate value of $89 million compared to approximately 135,000 net tons with an approximate value of $52 million at October 31, 2001, based in each case on the then current prices. Under the applicable orders, WCI shipped substantially all of the orders in the October 31, 2002 backlog by January 31, 2003. Although customers may cancel orders included in the backlog, such cancellations have been negligible in the past.

Competition

     The domestic steel market is highly competitive. Competition in the domestic steel market is intensified by excess world capacity which results in significant steel imports to the United States. This competition affects the prices the Company can charge for its products and the utilization of its production facilities.

     In the United States WCI competes with many other integrated producers and minimills in most of its custom products. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material in an electric furnace production process. Compared to most integrated producers, minimills, which rely on less capital-intensive hot metal sources, have certain production cost advantages. Because minimills typically are not unionized, they have more flexible work rules, which have resulted in lower employment costs per net ton shipped. Through the use of various higher quality raw materials and the development of thin slab casting technology, electric furnace producers are able to compete directly with producers of higher value products, including high carbon, alloy and coated products. The penetration of the minimills into the high carbon and alloy product markets has resulted from the distortion of steel supply created by a significant level of imports in flat rolled steel products into the United States. This penetration has influenced the pricing structure of these products and has reduced the premium WCI is able to receive on these products compared to commodity products. In addition, certain integrated producers, which had ceased operations, have been restarted. These restarted integrated facilities have a number of competitive advantages over other integrated operations, including lower manning, more flexible work arrangements, lower benefit costs and lower debt obligations. With several other integrated producers operating under bankruptcy court protection, changes to the competitive steel environment are expected to continue.

     During the last several years steel imports into the U.S. have adversely affected shipping volume and have contributed significantly to pricing volatility. During this period, WCI and the steel industry have filed various trade cases against hot-rolled and cold-rolled carbon steel flat products from various countries in response to this increase in imports. While various duties have been imposed on these products from certain countries, to date these duties have been ineffective in reducing overall steel imports to the U.S.

     In response to the surging imports, in June 2001 the U.S. Trade Representative, at the direction of President Bush, requested an investigation by the International Trade Commission under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the U.S. in such quantities as to be a substantial cause of serious injury to the U.S. steel industry.

     This investigation culminated on March 5, 2002 when President Bush issued his remedy regarding the Section 201 investigation which became effective for imports entering the U.S. on or after March 20, 2002. This remedy includes a tariff rate quota on carbon and alloy slabs of 30% in excess of 5.4 million tons per year adjusting over a three year period to 18% on imports in excess of 6.4 million tons and a 30% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a three year period to 18%. These remedies pertain to imports from all countries except Canada, Mexico, Jordan, Israel and certain developing countries. Since the March 2002 Section 201 remedy was imposed, the U.S. government has limited its effectiveness by excluding millions of tons of steel products originally covered by those tariffs. More than 700 exclusion requests to the 201 tariffs have been granted, affecting approximately 30% of the steel initially covered under the Section 201 remedy. Additional exclusions have been requested and are pending before the U.S. government. These tariffs will be reviewed in September 2003 and may be adjusted at that time.

     The relative strength of the U.S. dollar and economy versus the strength of foreign currencies and economies can significantly affect the import/export trade balance for flat rolled steel. In addition to competition from domestic and foreign steel producers, materials such as aluminum, cement, composites, glass and plastics compete as substitutes for steel in many markets.

Manufacturing Process

     In WCI’s primary steelmaking process, iron ore pellets, coke, limestone, and other raw materials are consumed in the blast furnace to produce “hot metal.” Hot metal is further converted into liquid steel through the basic oxygen furnace (BOF) process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch basis. WCI’s BOF has two vessels, each with a steelmaking capacity of 182 tons per heat. From the BOF, the heats of steel are sent to the ladle metallurgy facility (LMF), where the temperature and chemistry of the steel are adjusted to precise tolerances. In addition, the steel may be vacuum degassed to further improve its cleanliness. Liquid steel from the LMF then is formed into slabs through the process of continuous casting. WCI’s twin-strand continuous slab caster (Continuous Caster) allows WCI to cast all of its steel products. After continuous casting, slabs then are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at WCI’s downstream operations. Finished products are usually shipped to customers in the form of coils. WCI has linked its steelmaking and rolling equipment with a computer based integrated manufacturing control system to coordinate production and sales activities.

Raw Materials

     WCI’s steelmaking operations are dependent on reliable supplies of various raw materials, principally iron ore pellets, coke, scrap and energy. WCI believes that it has adequate sources of its principal raw materials to meet its present needs.

     Iron Ore Pellets

     WCI has a contract with a major supplier of iron ore pellets for its requirements through calendar 2004. Iron ore pellets satisfied approximately 97.7% of WCI’s iron requirements for the blast furnace in fiscal 2002. The iron ore pellet contract requires WCI to purchase all of its iron ore pellet requirements through calendar 2004 from the contracting vendor. WCI carries an increased level of iron ore pellet inventory immediately preceding the winter months, due to the curtailment of vendor shipments during the winter as a result of the freezing of the Great Lakes.

   Coke

     Coke is the principal fuel used to produce hot metal and is an essential ingredient in steelmaking. WCI has a contract with an integrated steel producer for a majority of its estimated coke requirements through calendar 2004. WCI’s coke requirements are approximately 670,000 tons per year. The domestic supply of coke has decreased significantly over the last decade and may decrease further in the future due to the requirements of the Clean Air Act and the financial condition of certain producers. As the Company does not own a coke battery, it is dependent upon commercially available domestic or imported coke to sustain its operations. Although the Company believes that there will be adequate supplies of domestic or imported coke available for its purposes after the expiration of its contracts in 2004, there can be no assurance to such effect.

   Scrap

     WCI uses scrap steel to supplement the hot metal produced at the blast furnace for the steel making process. Scrap steel accounted for approximately 26.0% of the Company’s liquid steel production in fiscal 2002. Scrap steel is readily available and is purchased on an as-needed basis.

   Energy and Gases

     WCI’s steel operation consumes large amounts of electricity, natural gas, oxygen and other industrial gases. WCI purchases its electrical power requirements under a contract that extends through March 2005 from a local utility. WCI can generate approximately 20% of its electrical needs. Natural gas is also purchased pursuant to supply contracts, certain of which extend through March 2003. Oxygen is delivered, under a contract that extends through April 2017, from a supplier-owned facility located at the Warren facility.

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

     The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). Work required under the consent decree was completed during January 2003 with the exception of final reporting. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

     As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, the Company is required to undertake a corrective action program with respect to on-site waste management practices at the Warren facility. The work plan for the initial phase of the investigation step of the corrective action program, the RCRA Facility Investigation (RFI), identifies thirteen solid waste management units to be investigated. The Company has completed and submitted its RFI Phase 1 report to the EPA. The Company has also completed human health and ecological risk assessments, the results of which will be used to identify whether any further investigative steps are required to complete the RFI. The Company submitted its risk assessment reports to the EPA, and is awaiting a response. Any additional investigative steps, such as sampling, would then be undertaken in 2003 and 2004 as phase two of the RFI. The final scope of corrective action required to address any contamination that may be present at or emanating from the solid waste management units at the Warren facility, including the potential for remediation, is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

     The Company completed construction of the first phase of a new landfill during 2002 which is currently operational at its Warren facility, which receives waste materials from the iron and steel-making operations. The Company has a plan which has been approved by the EPA for closure of the former landfill through recycling by providing approximately one-third of its contents to established markets for construction materials and disposing of any non-salable or non-recyclable material in the new lined landfill. The Company is not permitted to put any new material on the former landfill. The Company is permitted to cease the recycling process and close the former landfill under an EPA approved plan at the Company’s discretion.

     The EPA issued a unilateral administrative order (Order) to the Company pursuant to Section 7003 of RCRA, effective on September 24, 2002. The Order asserts that the Company’s handling of solid waste in various impoundment areas presents an imminent and substantial endangerment to health or the environment by virtue of potential harm to wildlife, including migratory birds, that may land on or enter the areas. The Order required the Company, among other things, to (i) take immediate measures to deter and discourage wildlife from landing on or entering the areas, (ii) remove all oily wastes from the impoundments, and (iii) remove all remaining oily sludge from the banks and bottoms of the impoundments. RCRA provides for civil penalties of up to $5,500 per day for noncompliance with the Order. In written comments, the Company raised several concerns and objected to both the issuance of the Order and its scope, including portions of the Order calling for removal of all oily material from the impoundments. The Company also submitted a draft work plan to EPA setting forth a number of activities that the Company considers reasonably necessary to abate any alleged endangerment, and began implementing the draft work plan in the fall of 2002. In January 2003, EPA approved portions of the draft work plan and disapproved other portions. EPA also issued an Amended Order, dated January 21, 2003. The Amended Order requires the Company to continue implementing its immediate deterrent measures. For impoundments that are a required part of the Company’s ongoing operations, the Amended Order requires the Company to either install a netting system over the impoundments or remove all oily material. For the inactive areas, the Amended Order requires that all oily material be removed. The Company is currently evaluating the feasibility of EPA’s demands, including timing, and available options for responding to the Amended Order.

     In addition, the Company received correspondence dated December 27, 2002 from the U.S. Attorney’s office on behalf of the United States Fish & Wildlife Service alleging that the Company has violated Section 703(a) of the Migratory Bird Treaty Act (a misdemeanor). The Company and its legal counsel met with the Assistant U.S. Attorney in February 2003 to discuss possible resolutions for this matter, and those discussions are ongoing. The Company believes that it will resolve this matter in a manner that will not have a material adverse effect on the Company’s financial position or results of operations.

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

Employees

     As of October 31, 2002, WCI had 437 salaried employees and 1,363 hourly employees. Most of the employees are located at the Warren facility with most of the hourly employees being represented by the United Steelworkers of America (USWA) with which WCI has a five-year collective bargaining agreement that expires October 31, 2004.

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

   Salaried Variable Compensation Plan

     WCI has a variable compensation plan for salaried employees known as the Company Performance Compensation Program (CPC). Under the CPC, salaried employees receive variable compensation based on WCI’s pretax income as defined in the plan. CPC payments are measured as a percentage of the employees’ base salary and paid quarterly.

   Pension Plans

     WCI has a defined contribution retirement plan that covers substantially all salaried employees. WCI funds contributions to this plan as earned on a monthly basis. Company contributions to the plan are based on employee age and compensation.

     The Company has a defined benefit floor offset pension plan, which covers substantially all hourly employees at the Warren facility. The plan, when combined with benefits from the Company’s defined contribution plan which was frozen effective September 1, 1999 and benefits from a predecessor company’s defined benefit pension plan, provide a minimum level of pension benefits for eligible employees. Benefits are based on age and years of service, but not compensation. Under this plan, employees who retired on or before August 31, 1999 receive a monthly benefit equal to $35 (Benefit Multiplier) times the number of years of service with WCI or its predecessors. Effective September 1, 2000 for retirements on or after September 1, 1999, the Benefit Multiplier increased from $35 to $52.50 for years of service up to 30 and $70 for years of service in excess of 30. On September 1, 2002 for retirements on or after September 1, 1999, the Benefit Multiplier further increased to $56.25 for years of service up to 30 and $75 for years of service in excess of 30. If the employee has at least 30 years of service at retirement, the monthly benefit is subject to certain minimums based on age at retirement. No named executive officer is eligible to participate in this plan.

   Postretirement Benefit Plans

     WCI provides postretirement health care and life insurance benefits to substantially all employees who retire upon meeting certain age and length of service eligibility requirements. The Company has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of the Company and one of its subsidiaries to secure the Company’s obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, the Company was permitted to pay current claims up to $8.8 million from the trust. That limit was reached during the three months ended July 31, 2001 thereafter requiring the Company to pay claims from corporate assets. Claims paid by the Company or trust totaled $7.1 million, $5.4 million and $4.4 million during fiscal years 2002, 2001, and 2000, respectively.

ITEM 2.  PROPERTIES

     WCI’s Warren, Ohio facility, situated on approximately 1,100 acres, includes a blast furnace, a two vessel BOF shop, an LMF and a vacuum degasser, a twin-strand Continuous Caster, a 56-inch hot strip mill, 54-inch tandem and temper mills, annealing facilities, a silicon continuous annealing line, hot-dip galvanizing line and other finishing facilities. The blast furnace was last relined during 1995 as part of its planned maintenance, a procedure which is performed on a routine basis about every six to ten years.

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

     Niles Properties, Inc., a subsidiary of the Company located approximately five miles from the Warren facility, has approximately 525,000 square feet of building space with one long-term tenant occupying approximately 5% of the facility.

     WCI believes that its facilities are well maintained and they are considered satisfactory for their purposes.

     See Part II, Item 8, Note 5 to the Consolidated Financial Statements for a description of liens related to the Company’s property, plant and equipment.

ITEM 3.  LEGAL PROCEEDINGS

     See Item 1, Environmental Matters, for information as to legal proceedings relating to environmental matters. The Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended October 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is a direct wholly owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly owned subsidiary of The Renco Group, Inc. (Renco). There is no established public trading market for the Company’s common stock. Since December 1996, the Company has had one shareholder. The Company did not pay dividends during fiscal year 2002 nor during fiscal year 2001. See Part II, Item 8, Note 5 to the Consolidated Financial Statements for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Year Ended October 31,
	2002	2001(2)	2000	1999(1)	1998

	(Dollars and tons in thousands, except per ton amounts)

Statement of Operations Data:

Net Sales	$502,047	$413,108	$560,689	$531,669	$665,741

Cost of products sold	473,055	430,991	487,477	468,170	560,951

Gross margin (loss)	28,992	(17,883)	73,212	63,499	104,790

Depreciation and amortization	18,987	20,870	23,254	23,334	25,240

Selling, general and administrative expenses	14,939	16,833	15,770	14,613	17,343

Unusual charges	—	5,631	—	—	—

Operating income (loss)	(4,934)	(61,217)	34,188	25,552	62,207

Interest expense	33,179	31,980	31,940	32,030	32,057

Interest and other income (expense)	544	(7,608)	8,054	8,062	2,308

Income (loss) before income taxes	(37,569)	(100,805)	10,302	1,584	32,458

Income taxes	—	—	—	(4,279)	12,365

Net income (loss)	$(37,569)	$(100,805)	$10,302	$5,863	$20,093

Other Operating Data:

Net tons shipped	1,281	1,041	1,266	1,212	1,412

Percent custom products	48.5%	51.5%	52.1%	56.6%	52.7%

Average selling price per net ton shipped	$392	$397	$443	$439	$471

Average cost per net ton shipped	369	414	385	386	397

Average gross margin (loss) per net ton shipped	23	(17)	58	52	74

Average operating income (loss) per net ton shipped	(4)	(59)	27	21	44

Balance Sheet Data:

Cash & cash equivalents	$2,751	$32,244	$89,478	$76,349	$62,195

Working capital (excluding cash, cash equivalents and short-term investments)	41,408	18,163	46,946	39,113	45,645

Property, plant and equipment, net	185,433	193,453	202,578	208,477	217,624

Total assets	391,626	406,613	478,176	479,944	460,286

Total debt (including current portion)	336,297	301,647	301,380	301,502	301,618

Shareholder’s equity (deficit)	(246,831)	(181,434)	(80,629)	(81,731)	(84,873)

(1)	Fiscal 1999 statement of operations reflects an income tax benefit of $4.3 million resulting from the subchapter S election described in Note 1(g), a gain of $5.0 million resulting from an agreement with the USWA permitting the Company to pay certain medical benefits from assets in a trust previously restricted for other benefits and a benefit of $7.5 million resulting from the LIFO inventory valuation method.

(2)	Fiscal 2001 statement of operations includes unusual charges of $5.6 million related to the indefinite idling of an operating facility and a failed acquisition attempt (see Note 14 Unusual Charges). In addition, the Company recorded a charge of $10.5 million (included in interest and other income (expense)) to write down an investment related to a potential acquisition (see Note 14 Unusual Charges).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Unless otherwise indicated, references to a year are to the Company’s fiscal year ended October 31.

     Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amount of revenues and expenses during the year. Management regularly evaluates these estimates, including those related to the carrying value of property, plant and equipment, valuation allowances for receivables and inventories, liabilities for environmental obligations, potential litigation claims and settlements, and assets and obligations related to employee benefits. Management’s estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results may differ materially from current expectations under different assumptions or conditions.

     Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Asset Impairments – The Company evaluates the impairment of its property, plant and equipment on an individual asset basis or by logical groupings of assets. Asset impairments are recognized when the carrying value of those productive assets exceed their aggregate projected undiscounted cash flows. If future demand and market conditions are less favorable than those projected by management, asset write-downs may be required.

Allowances for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories – The Company determines the cost of inventories under the last-in, first-out (LIFO) method. The Company writes down inventories for the difference between the carrying value of the inventories and the estimated market value on a product by product basis. If actual market conditions become less favorable than those projected by management, additional write-downs may be required.

Environmental Remediation – The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is different than previously estimated, a change to the accrual would be recorded in the period in which such determination was made.

Accruals for Potential Litigation Claims and Settlements – The Company records accruals for potential litigation claims and settlements when legal counsel advises that an obligation is probable and reasonably estimable. Changes in findings and negotiations as the cases progress cause changes in the recorded accruals.

Pensions and Other Postretirement Benefits (OPEB) – Net pension and OPEB expense are recorded for benefits based on, among other things, assumptions of the discount rate, estimated return on plan assets, the mortality of participants and the current level and escalation of health care costs in the future. Changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of the Company’s benefit plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year.

Overview

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

     In response to the surging imports, in June 2001 the U.S. Trade Representative, at the direction of President Bush, requested an investigation by the International Trade Commission under Section 201 of the Trade Act of 1974 to determine whether steel was being imported into the U.S. in such quantities as to be a substantial cause of serious injury to the U.S. steel industry.

     The investigation culminated on March 5, 2002 when President Bush issued his remedy regarding the Section 201 investigation which became effective for imports entering the U.S. on or after March 20, 2002. This remedy includes a tariff rate quota on carbon and alloy slabs of 30% in excess of 5.4 million tons per year adjusting over a three year period to 18% on imports in excess of 6.4 million tons and a 30% tariff on hot-rolled, cold-rolled and coated sheet and strip declining over a three year period to 18%. These remedies pertain to imports from all countries except Canada, Mexico, Jordan, Israel and certain developing countries. Since the March 2002 Section 201 remedy was imposed, the U.S. government has limited its effectiveness by excluding millions of tons of steel products originally covered by those tariffs. More than 700 exclusion requests to the 201 tariffs have been granted, affecting approximately 30% of the steel initially covered under the Section 201 remedy. Additional exclusions have been requested and are pending before the U.S. government. These tariffs will be reviewed in September 2003 and may be adjusted at that time.

     The shipping levels and realized selling prices of WCI products will continue to be influenced by the levels of imported steel, the strength of the manufacturing sector of the domestic economy and production capacity changes by domestic competitors. Domestic flat rolled steel production capacity had been reduced by the closing of seven producers during the past several years with total hot strip mill capacity of 16.7 million tons. This contributed to the increases in product pricing and order intake realized during 2002. A majority of this capacity has been restarted at significantly lower production costs and as a result the impact of this closed capacity may be reversed in part.

Results of Operations

   Fiscal 2002 Compared to Fiscal 2001

     Net sales in 2002 were $502.0 million on 1,281,140 tons shipped, representing a 21.5% increase in net sales and a 23.0% increase in tons shipped compared to 2001. Shipping volume for 2002 began to increase substantially during the second fiscal quarter and stabilized to more historical levels during the second half of the fiscal year. In addition, selling prices increased dramatically throughout 2002. This is a result of a variety of favorable factors that included a decrease in domestic supply due to the closing of facilities during the past several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel which became effective for imports entering the U.S. on or after March 20, 2002, and a conclusion to inventory reductions by customers and a slight improvement in overall economic activity. Net sales per ton shipped decreased 1.3% to $392 in the 2002 period compared to $397 for the 2001 period, with net selling prices increasing 3.5% offset with a less favorable product mix. Shipments of custom carbon, alloy and electrical steels accounted for 48.5% of total shipments in 2002 compared to 51.5% in 2001. Net sales per ton shipped for the fourth quarter of 2002 were $439 compared to $397 for the third quarter of 2002 and $371 for the fourth quarter of 2001.

     Gross margin (sales less cost of products sold) was $29.0 million in 2002 compared to gross margin (loss) of ($17.9) million in 2001. The increase in gross margin reflects lower per ton production costs resulting from significantly higher volume and its effect on fixed operating costs per ton and higher shipping volume coupled with higher transaction prices, partially offset by a less favorable product mix as discussed above. The 2002 period included favorable adjustments to inventory valuation reserves of $ 4.6 million. The 2001 period included unfavorable adjustments to inventory valuation reserves of $ 1.2 million. Excluding these adjustments the gross margin was $ 24.4 million in 2002 compared to a gross margin (loss) of ($ 16.7) for 2001. Production volume in 2002 was approximately 87% of operating capacity compared to approximately 74% in 2001.

     Operating income (loss) was ($4.9) million, or ($4) per ton, in 2002 compared to operating income (loss) of ($61.2) million, or ($59) per ton, in 2001. The decrease in operating loss reflects lower depreciation expense and the increase in gross margin discussed above and also included significant non-recurring items for both periods. The operating loss for the 2002 period included a $1.6 million gain realized from the resolution of contract issues relating to the sale of a third party owned coke plant adjacent to WCI’s facility and a charge of $2.1 million to establish a reserve for amounts due from a financially distressed customer. The operating loss for the 2001 period included a charge of $3.9 million associated with the Company’s wholly-owned subsidiary, Youngstown Sinter Company, indefinitely idling its operating facility on July 15, 2001, a charge of $2.1 million to establish a reserve for amounts due from a financially distressed steel company and a charge of $1.7 million to write-off costs incurred in an unsuccessful attempt to acquire another steel maker. Excluding the gain and adjustments to inventory valuation reserves and the non-recurring charges for the 2002 period, the operating loss was ($ 9.1) million or ($7) per ton for fiscal year 2002. Excluding the charges and adjustments to inventory valuation reserves in the 2001 period, the operating loss was ($ 52.3) million or ($ 50) per ton for fiscal year 2001.

     Interest and other income (expense), net was $0.5 million in 2002 compared to ($7.6) million in 2001. Declining cash balances during the 2002 period resulted in a decrease in interest income of $2.7 million. In the 2001 period, WCI recorded a charge of $10.5 million to write down the carrying value of Acme Metals 10.875% Senior Unsecured Notes owned by WCI.

     As a result of the items discussed above, the Company had a loss before taxes of $37.6 million in 2002 compared to a loss before taxes of $100.8 million in 2001.

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

Liquidity and Capital Resources

     WCI’s liquidity requirements result from operating losses, capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. The Company’s primary sources of liquidity as of October 31, 2002 consisted of cash and cash equivalents of $2.8 million and available borrowing under its revolving credit agreement (Revolver).

     The Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and is subject to eligibility requirements, as defined therein. As of October 31, 2002, the Company had net borrowings outstanding of $32.1 million.

     On March 6, 2003 the Company and its lenders agreed to amend the Revolver. The amendment extended the maturity date of the Revolver to June 30, 2004, eliminated the working capital covenant, redefined net worth to exclude accumulated other comprehensive income or loss and added an EBITDA covenant. Additionally, the amended minimum availability covenant is zero unless the Company is unable to meet an EBITDA test in which case the minimum availability is $5 million, reduced from $25 million prior to the amendment.

     Simultaneous with the execution of the amendment to the Revolver, Renco agreed to participate in the Company’s Revolver by agreeing to fund $15 million with such participation being subordinated in right of payment to that of the other lenders.

     After reflecting the March 6, 2003 amendment, as of October 31, 2002, the Company would have had net borrowing availability of $53.0 million based on eligible inventory and receivables after deducting $32.1 million of borrowings outstanding and $14.9 million in letters of credit outstanding. As of January 31, 2003, assuming the Revolver amendment effective March 6, 2003 had been in effect, WCI would have had net borrowing availability of $36.1 million based on eligible inventories and receivables after deducting $41.8 million of borrowings outstanding, and $14.9 million in letters of credit outstanding.

     The Company and the industry continue to face difficult and volatile market conditions. During 2000 and 2001 there was intense downward pressure on steel prices due to the surge of imports into the United States. This resulted in the Company incurring a net loss of $100.8 million in 2001. Order entry rates and steel prices increased significantly during 2002 as a result of significant capacity reductions caused by the closing of a number of steel producers and the effects of the implementation of the Section 201 tariffs. As a result of the increased shipping volume and prices, the Company returned to profitability during the fourth quarter of 2002. However, for the full year of 2002 the Company incurred a net loss of $37.6 million. In addition to incurring significant losses during the last two years, the Company had negative cash flows which have reduced the cash resources available to support its operations.

     Many of the steel companies shut down in the past two years have been restarted by other companies with cost structures significantly lower than WCI’s. This low cost capacity returning to the market coupled with continued high levels of imports and a slowing manufacturing sector has resulted in reduced volume and pricing expectations for the first half of 2003. As a result, the Company expects to incur a net loss for 2003.

     The Company’s liquidity depends on its operating performance and borrowing availability under its Revolver. If market conditions fail to improve adequately, operating losses will continue and the Company will be unable to meet certain covenants associated with its Revolver. Under these circumstances, if the Company is unable to obtain waivers of covenant violations or secure additional financing sources to fund expected operating losses, it would likely have a material adverse effect on WCI’s operations.

   Cash from Operations

     Cash provided (used) by operating activities was ($53.1) million for 2002 compared to ($44.1) million and $38.1 million for 2001 and 2000, respectively. The decreased operating cash flow in 2002 compared to 2001 resulted primarily from changes in working capital due to an increase in accounts receivable and inventory resulting from increased revenue and shipping volume and by an increase in pension funding partially offset by a significant reduction in net loss.

     As of October 31, 2002, at pricing then in effect, WCI had commitments under raw material supply contracts of approximately $9.3 million for 2003, $5.7 million for 2004 and $70.7 million thereafter.

   Capital Expenditures

     Capital expenditures were $11.0 million, $13.6 million and $15.6 million for 2002, 2001 and 2000, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2003. At October 31, 2002, the Company had commitments for capital expenditures of approximately $1.4 million. The Company expects to complete a reline of its blast furnace in 2004 or later at an estimated cost of up to $30 million.

   Debt Transactions

     Renco Steel is a holding company formed by Renco in January 1998, which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005, $103.8 million of which are now owned by Renco. These notes are secured by a pledge of all the outstanding capital stock of the Company. Historically, Renco Steel has met its debt service obligations from its cash balances and earnings thereon, through distributions from the Company as permitted under the Company’s outstanding indebtedness as described in Note 5 and, most recently, from cash infusions from Renco. The Company does not expect to be permitted to pay dividends or make other distributions for the foreseeable future.

     The Revolver and the indenture governing WCI’s 10% Senior Secured Notes due December 1, 2004 contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The Company is required to maintain a minimum net worth excluding accumulated other comprehensive income or loss, as defined, of not less than negative $260 million. A minimum cumulative EBITDA covenant has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA covenant was $8.0 million for the three months ended January 31, 2003, $12.5 million for the six months ended April 30, 2003, $19.1 million for the nine months ended July 31, 2003 and $26.9 million for the twelve months ended October 31, 2003. After October 2003 the minimum EBITDA covenant is $26.9 million over the previous twelve month period. In addition, if the Company is unable to meet certain minimum cumulative EBITDA targets, then the Company is required to maintain minimum borrowing availability of $5 million. A minimum cumulative EBITDA target has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA related to the minimum availability covenant is $8.7 million as of January 31, 2003, $13.4 million as of April 30, 2003, $20.3 million as of July 31, 2003 and $28.6 million as of October 31, 2003 and thereafter. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

   Dividends

     The Company paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during fiscal year 2002. The Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

   Postretirement Benefit Plans

     WCI provides postretirement health care and life insurance benefits to substantially all employees who retire upon meeting certain age and length of service eligibility requirements. The Company has established a trust to hold contributions to fund future postretirement health care and life insurance obligations related to the hourly workforce. This trust holds liens on certain assets of the Company and one of its subsidiaries to secure the Company’s obligation for postretirement health care benefits. As a result of the collective bargaining agreement effective September 1, 1999, the Company was permitted to pay current claims up to $8.8 million from a trust. That limit was reached during the three months ended July 31, 2001, thereafter requiring the Company to pay claims from corporate assets. Claims paid by the Company or trust totaled $7.1 million, $5.4 million and $4.4 million during fiscal years 2002, 2001, and 2000, respectively.

     The Company has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. The Company expects to contribute approximately $26.2 million, $20.6 million and $19.0 million to the DBP during fiscal years 2003, 2004 and 2005, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. The Company contributed $29.6 million, $7.2 million, and $4.2 million to the DBP during the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

   Environmental Matters

     WCI has incurred and, in the future, will continue to incur capital expenditures for matters relating to environmental control and monitoring.

     Capital expenditures for environmental control and monitoring were $3.0 million, $2.6 million and $0.7 million in 2002, 2001 and 2000, respectively. Operating costs for control and monitoring equipment, excluding depreciation and amortization expense, were $9.5 million, $8.9 million and $9.3 million for 2002, 2001 and 2000, respectively. Operating costs for fiscal 2003 for control and monitoring equipment are not expected to increase significantly from the prior periods.

     Environmental laws and regulations continue to change and generally have become more stringent, and WCI may be subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on WCI’s consolidated financial position and future results of operations.

   Labor Matters

     Most of the Company’s hourly employees are represented by the USWA, with which the Company has a five-year collective bargaining agreement effective September 1, 1999 that expires October 31, 2004. This contract provides for a wage increase of $1 per hour that becomes effective March 1, 2003.

   Accounting Standards

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of certain long-lived assets. It requires companies to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

   Outlook

     WCI’s order backlog was approximately 149,000 tons at January 31, 2003, 195,000 tons at October 31, 2002 and 135,000 at October 31, 2001. Shipping volume during the first fiscal quarter of 2003 was 303,000 tons including approximately 21,000 tons of semifinished steel. Excluding semifinished product sales, net sales per ton was $443, flat compared to the fourth quarter of 2002 with cost of goods sold per ton of $396, an increase of approximately 8% compared to the fourth quarter of 2002 due primarily to lower capacity utilization. As a result, WCI incurred a loss of $4.1 million during the first quarter of 2003. Volume for the second quarter of 2003 is expected to be approximately 300,000 tons including 20,000 tons of semifinished products. Excluding semifinished product shipments, net sales per ton shipped in the second quarter of 2003 is expected to decline approximately 3% with cost of goods sold per ton being flat compared to the first quarter. As a result, WCI expects to incur a net loss during the second quarter of 2003. WCI expects to generate free cash flow (cash provided by operating activities less capital expenditures) of approximately $12 million during the second quarter of 2003 due primarily to a reduction in working capital.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to commodity price risk with respect to natural gas and zinc. The Company uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. Based on the Company’s commodity hedge exposure at October 31, 2002 and 2001, a hypothetical 10 percent change in market rates applied to the fair value of the contracts would have no material impact on our earnings, cash flow, or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	October 31,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$2,751	$32,244
Accounts receivable, less allowances for doubtful accounts of $3,436 and $3,100, respectively	58,986	48,875
Inventories	97,592	87,075
Prepaid expenses and other current assets	4,862	1,049

Total current assets	164,191	169,243
Property, plant and equipment, net	185,433	193,453
Intangible pension assets, net	38,831	39,556
Other assets, net	3,171	4,361

Total assets	$391,626	$406,613

LIABILITIES and SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$3,892	$536
Accounts payable	44,758	45,939
Accrued liabilities	71,382	72,361

Total current liabilities	120,032	118,836
Long-term debt, excluding current portion	332,405	301,111
Postretirement health care benefits	122,932	117,719
Pension benefits	47,480	35,000
Other liabilities	15,608	15,381

Total liabilities	638,457	588,047
Shareholder’s equity (deficit)
Preferred stock, par value $1,000 per share, 5000 shares authorized, none issued	—	—
Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	279	279
Accumulated deficit	(219,282)	(181,713)
Accumulated other comprehensive loss	(27,828)	—

Total shareholder’s equity (deficit)	(246,831)	(181,434)
Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$391,626	$406,613

     See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar in thousands)

	Years ended October 31,

	2002	2001	2000

Net sales	$502,047	$413,108	$560,689
Operating costs and expenses
Costs of products sold	473,055	430,991	487,477
Depreciation and amortization	18,987	20,870	23,254
Selling, general and administrative expenses	14,939	16,833	15,770
Unusual charges	—	5,631	—

	506,981	474,325	526,501

Operating income (loss)	(4,934)	(61,217)	34,188

Other income (expense)
Interest expense	(33,179)	(31,980)	(31,940)
Interest and other income (expense), net	544	(7,608)	8,054

	(32,635)	(39,588)	(23,886)

Income (loss) before income taxes	(37,569)	(100,805)	10,302
Income taxes	—	—	—

Net income (loss)	$(37,569)	$(100,805)	$10,302
Other comprehensive loss- minimum pension liability adjustment	(27,828)	—	—

Total comprehensive income (loss)	$(65,397)	$(100,805)	$10,302

     See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)
(Dollars in Thousands)

	Years Ended October 31, 2002, 2001, and 2000

				Accumulated	Total
		Additional		Other	Shareholder’s
	Common	Paid-In	Accumulated	Comprehensive	Equity
	Stock	Capital	Deficit	Loss	(Deficit)

Balance at October 31, 1999	$—	$279	$(82,010)	$—	$(81,731)

Net income	—	—	10,302	—	10,302

Dividends paid on common stock	—	—	(9,200)	—	(9,200)

Balance at October 31, 2000	—	279	(80,908)	—	(80,629)

Net loss	—	—	(100,805)	—	(100,805)

Balance at October 31, 2001	—	279	(181,713)	—	(181,434)

Net loss	—	—	(37,569)	—	(37,569)

Accumulated other comprehensive loss-minimum pension liability adjustment	—	—	—	(27,828)	(27,828)

Balance at October 31, 2002	$—	$279	$(219,282)	$(27,828)	$(246,831)

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Years ended October 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(37,569)	$(100,805)	$10,302
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	18,860	19,338	20,311
Amortization of deferred maintenance costs	127	1,532	2,943
Amortization of financing costs	1,409	1,309	1,291
Postretirement health care benefits	7,113	11,735	11,878
Pension benefits	(15,101)	4,267	6,820
Provision for losses on accounts receivable	2,483	2,603	37
Asset impairment and other charges	—	16,115	—
Other	191	236	1,190
Cash provided (used) by changes in certain assets and liabilities
Accounts receivable	(12,594)	(3,879)	10,210
Inventories	(10,517)	9,096	(12,924)
Prepaid expenses and other assets	(4,159)	(3,757)	1,223
Accounts payable	(1,181)	(1,262)	(12,529)
Accrued liabilities	(2,401)	1,095	(717)
Other liabilities	227	(1,693)	(1,982)

Net cash provided (used) by operating activities:	(53,112)	(44,070)	38,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(11,031)	(13,567)	(15,602)
Gross proceeds from the sale of assets	—	136	—

Net cash used by investing activities	(11,031)	(13,431)	(15,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Revolving Credit Facility	32,086	—	—
Other changes in long-term debt	2,564	267	(122)
Dividends paid	—	—	(9,200)

Net cash provided (used) by financing activities	34,650	267	(9,322)

Net increase (decrease) in cash and cash equivalents	(29,493)	(57,234)	13,129
Cash and cash equivalents at beginning of year	32,244	89,478	76,349

Cash and cash equivalents at end of year	$2,751	$32,244	$89,478

Supplemental disclosure of cash flow information
Cash paid for interest	$31,786	$30,673	$30,649
Cash paid for income taxes	—	—	21

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

     During 2002, 2001, and 2000, sales to the Company’s largest customer accounted for 11.7%, 9.8%, and 10.1%, respectively, of net sales. Concentration of credit risk related to trade receivables is limited due to the large number of customers in a variety of industries. Approximately 50% of WCI’s shipments are to customers within 200 miles of its primary facility.

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

   (c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

   (d) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Market value is determined based on expected selling price of each product.

   (e) Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (buildings 20 to 30 years and machinery and equipment 2 to 30 years with a weighted average of 17 years). Expenditures for normal repairs and maintenance are charged to expense as incurred.

   (f) Other Assets

     Deferred financing costs, included in other non-current assets, are amortized using the effective yield method over the term of the related financing.

   (g) Income Taxes

     On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns. The Company provides for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. However, under the “built in gains” provisions of the tax law, certain federal and state taxes may become payable and would be charged to the Company’s statement of operations. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. Management has not and does not intend to trigger any taxes under the built-in-gains provisions of the tax law.

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

   (j) Reclassifications

     Certain amounts in the consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

(2)  Other Matters (Unaudited)

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company has incurred recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management is undertaking a comprehensive assessment of its business to address these issues as described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company and the industry continue to face difficult and volatile market conditions. During 2000 and 2001 there was intense downward pressure on steel prices due to the surge of imports into the United States. This resulted in the Company incurring a net loss of $100.8 million in 2001. Order entry rates and steel prices increased significantly during 2002 as a result of significant capacity reductions caused by the closing of a number of steel producers and the effects of the implementation of the Section 201 tariffs. As a result of the increased shipping volume and prices, the Company returned to profitability during the fourth quarter of 2002. However, for the full year of 2002 the Company incurred a net loss of $37.6 million. In addition to incurring significant losses during the last two years, the Company had negative cash flows which have reduced the cash resources available to support its operations.

     Many of the steel companies shut down in the past two years have been restarted by other companies with cost structures significantly lower than WCI’s. This low cost capacity returning to the market coupled with continued high levels of imports and a slowing manufacturing sector has resulted in reduced volume and pricing expectations for the first half of 2003. As a result, the Company expects to incur a net loss for 2003.

     The Company’s liquidity depends on its operating performance and borrowing availability under its revolving credit facility. If market conditions fail to improve adequately, operating losses will continue and the Company will be unable to meet certain covenants associated with its revolving credit facility. Under these circumstances, if the Company is unable to obtain waivers of covenant violations or secure additional financing sources to fund expected operating losses, it would likely have a material adverse effect on WCI’s operations.

     The Company has attempted to conserve cash by reducing operating costs and deferring capital spending. However, these measures have not and are not expected to allow the Company to generate positive cash flow on a sustained basis in the current operating environment. As a result, the Company is undertaking a comprehensive assessment of its business including its equipment and facilities, organizational structure, labor practices and utilization, vendor relationships and capital structure. From this assessment WCI intends to develop a business plan that addresses WCI’s cost competitiveness in the industry and ensures that the Company has adequate resources to fund its operations and capital expenditure needs.

(3)  Inventories

     Inventories consist of the following:

	October 31,

	2002	2001

	(Dollars in Thousands)
Raw materials	$30,215	$33,542
Finished and semi-finished product	67,247	53,438
Supplies	130	95

	97,592	87,075
Less LIFO reserve	—	—

	$97,592	$87,075

(4)  Property, Plant and Equipment

     Property, plant and equipment consist of the following:

	October 31,

	2002	2001

	(Dollars in Thousands)
Land and improvements	$694	$694
Buildings	27,402	27,329
Machinery and equipment	346,154	334,334
Construction in progress	5,261	10,653

	379,511	373,010
Less accumulated depreciation	194,078	179,557

	$185,433	$193,453

(5)  Long-Term Debt

     Long-term debt consist of the following:

	October 31,

	2002	2001

	(Dollars in Thousands)
Senior Secured Notes with interest at 10% payable semi-annually, due December 1, 2004	$300,000	$300,000
Revolving Credit Facility (Revolver) with interest at 5.51% at October 31, 2002 payable monthly	32,086	—
Other	4,211	1,647

	336,297	301,647
Less current portion of long-term debt	3,892	536

	$332,405	$301,111

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

     The Company has a $100,000,000 Revolver secured by inventories and receivables and subject to eligibility requirements, as defined, reduced by any outstanding letters of credit. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60,000,000 payable monthly. There were borrowings of $32,086,000 outstanding under the Revolver as of October 31, 2002. The Revolver also provides for up to an aggregate amount of $20,000,000 in letters of credit.

     On March 6, 2003 the Company and its lenders agreed to amend the Revolver. The Revolver had been subject to a minimum availability covenant of $20 million or $25 million depending on the Company’s cumulative earnings before interest, taxes, depreciation and amortization (EBITDA). This covenant was replaced under the amendment as discussed below. Additionally, the Revolver’s expiration date was extended to June 30, 2004. At October 31, 2002, the Company had net borrowing availability of $53,043,000 based on eligible inventory and receivables after deducting $32,086,000 of borrowings outstanding, and $14,870,000 in letters of credit outstanding after reflecting the amendment effective March 6, 2003. Simultaneous with the execution of the amendment to the Revolver, Renco agreed to participate in the Company’s Revolver by agreeing to fund $15 million with such participation being subordinated in right of payment to that of the other lenders.

     The Company’s Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, EBITDA, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company’s assets. The Company is required to maintain a minimum net worth excluding accumulated other comprehensive income or loss related to the Company’s defined benefit pension plan of not less than negative $260 million. A minimum cumulative EBITDA covenant has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA covenant is $8.0 million for the three months ended January 31, 2003, $12.5 million for the six months ended April 30, 2003, $19.1 million for the nine months ended July 31, 2003 and $26.9 million for the twelve months ended October 31, 2003. After October 2003 the minimum EBITDA covenant is $26.9 million over the previous twelve month period. Interest is charged on the Revolver at prime rate plus 1.5% or as to Eurodollar Rate Loans, a rate of 3.5% in excess of the Adjusted Eurodollar Rate applicable for the interest period selected by the Company. In addition, if the Company is unable to meet certain minimum cumulative EBITDA targets, then the Company is required to maintain minimum borrowing availability of $5 million. A minimum cumulative EBITDA target has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA related to the minimum availability covenant is $8.7 million as of January 31, 2003, $13.4 million as of April 30, 2003, $20.3 million as of July 31, 2003 and $28.6 million as of October 31, 2003 and thereafter. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period, less management fees paid to Renco in excess of $1,200,000 annually for the same period. Under these agreements, there were no amounts available for dividends and other transactions with affiliates at October 31, 2002.

     Aggregate principal payments on long-term debt for the five years subsequent to October 31, 2002 are as follows: $3,892,000 in 2003, $32,308,000 in 2004, $300,063,000 in 2005, $34,000 in 2006 and none thereafter.

     As of October 31, 2002, the fair value of the Senior Secured Notes was $90,000,000 based on the quoted market price.

(6)  Accrued Liabilities

     Accrued liabilities consist of the following:

	October 31,

	2002	2001

	(Dollars in Thousands)
Payroll	$2,838	$3,638
Employee benefits	12,627	13,285
Defined benefit pension plan (current)	26,153	26,631
Retiree healthcare (current)	7,500	5,600
Interest	12,504	12,520
Other	9,760	10,687

	$71,382	$72,361

(7)  Employee Compensation Plans

     The Company has variable compensation plans for the benefit of substantially all employees. The amount of compensation due under these plans is based on the Company’s income as defined under each plan. Total expense under the plans was $1,813,000, $685,000 and $4,929,000 for the years ended October 31, 2002, 2001 and 2000, respectively. Certain amounts under these plans represent deferred compensation.

(8)  Pension Plans

     The Company has defined contribution retirement plans under which it expensed approximately $1,971,000, $1,859,000 and $2,083,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

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

     The following table sets forth the actuarial present value of benefit obligations and funded status of the Company’s defined benefit pension plan:

	October 31,

	2002	2001

	(Dollars in Thousands)
Projected benefit obligation	$133,181	$98,682
Plan assets at fair value	59,344	36,906

Projected benefit obligation in excess of plan assets	73,837	61,776
Unrecognized net gain (loss) from past experience different from that assumed and effects of changes in assumptions	(28,032)	5,504
Unrecognized prior service cost	(38,831)	(45,205)
Accumulated other comprehensive loss	27,828	—
Intangible pension asset	38,831	39,556

Accrued pension cost	73,633	61,631
Less pension liability due within one year	26,153	26,631

Long-term pension liability	$47,480	$35,000

     An assumed discount rate of 6.75%and 7.0% and an expected return on plan assets of 9.0% and 9.0% in 2002 and 2001, respectively were used for purposes of valuing the benefits under the defined benefit pension plan.

     The following table sets forth a reconciliation of the beginning and end of year projected benefit obligation:

	2002	2001

	(Dollars in Thousands)
Projected benefit obligation at beginning of year	$98,682	$81,195
Service cost	4,231	3,500
Interest cost	7,824	6,155
Transfers from DC plan	2,737	4,827
Actuarial (gains) loss, net	27,419	9,476
Benefits paid	(7,712)	(6,471)

Projected benefit obligation at end of year	$133,181	$98,682

     The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

	2002	2001

	(Dollars in Thousands)
Plan assets at beginning of year	$36,906	$37,534
Actual return on assets	(2,230)	(6,156)
Employer contributions	29,643	7,172
Benefits paid	(7,712)	(6,471)
Transfers from DC plan	2,737	4,827

Plan assets at end of year	$59,344	$36,906

     The following table sets forth the components of pension expense:

	Years Ended October 31,

	2002	2001	2000

	(Dollars in Thousands)
Service cost	$4,231	$3,500	$3,971
Interest cost	7,824	6,155	4,853
Expected return on plan assets	(3,887)	(3,254)	(2,112)
Amortization of unrecognized:
Prior service cost	6,374	6,374	6,374
Actuarial (gains) and losses, net	—	(1,336)	(2,018)

	$14,542	$11,439	$11,068

(9)  Postretirement Health Care Benefits

     The following table sets forth the accumulated postretirement benefit obligation (APBO) of the Company’s postretirement health care and life insurance plans:

	Years Ended October 31,

	2002	2001

	(Dollars in Thousands)
APBO	$166,352	$154,369
Plan assets at fair value	8,022	9,234

APBO in excess of plan assets	158,330	145,135
Unrecognized prior service cost resulting from plan amendments	(1,927)	(3,724)
Unrecognized net loss from past experience different from that assumed and from changes in assumptions	(25,971)	(18,092)

Accrued postretirement benefit cost	130,432	123,319
Less portion due within one year	7,500	5,600

	$122,932	$117,719

     The APBO was determined using a discount rate of 6.75% and 7.0% and an expected return on plan assets of 9.0% and 9.0% in 2002 and 2001, respectively and an assumed health care cost trend rate of 8.0% in 2003, gradually declining to 5.0% after 2005. Assuming a 1% increase in the health care cost trend rate, the APBO at October 31, 2002 would increase by $25,347,000 along with an increase in the 2002 service and interest cost components of $2,478,000. Assuming a 1% decrease in the health care cost trend rates, the APBO at October 31, 2002 would decrease by $20,229,000 along with a decrease in the 2002 service and interest cost components of $1,940,000.

     The following table sets forth a reconciliation of the beginning and end of year APBO:

	2002	2001

	(Dollars in Thousands)
APBO at beginning of year	$154,369	$132,686
Service cost	2,887	2,701
Interest cost	10,314	10,053
Actuarial (gains) losses, net	5,926	14,353
Benefits paid	(7,144)	(5,424)

APBO at end of year	$166,352	$154,369

     The following table sets forth a reconciliation of the beginning and end of year fair value of plan assets:

	2002	2001

	(Dollars in Thousands)
Plan assets at beginning of year	$9,234	$15,564
Actual loss on assets	(1,212)	(2,329)
Benefits paid	—	(4,001)

Plan assets at end of year	$8,022	$9,234

     Net periodic postretirement benefit costs included the following components:

	Years Ended October 31,

	2002	2001	2000

	(Dollars in Thousands)
Service cost	$2,887	$2,701	$2,658
Interest cost	10,314	10,053	9,206
Expected return on plan assets	(831)	(1,184)	(1,477)
Amortization of unrecognized:
Prior service cost	1,797	1,797	1,797
Actuarial (gain) loss	90	(208)	(160)

Net periodic postretirement benefit cost	$14,257	$13,159	$12,024

(10)  Income Taxes

     As a result of the tax status described in Note (1) (g), the Company is generally not subject to income taxes. As of October 31, 2002 and 2001, the Company’s tax basis in its assets and liabilities exceeded its book basis by approximately $15,103,000 and $19,860,000, respectively.

(11)  Leases

     The Company leases a portion of its operating and data processing equipment. Rent expense for noncancellable operating leases amounted to approximately $1,475,000, $1,741,000 and $1,914,000, for the years ended October 31, 2002, 2001 and 2000, respectively.

     The following table is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at October 31, 2002.

	Capitalized	Operating
Fiscal Year ended October 31,	Leases	Leases

	(Dollars in Thousands)
2003	$598	$678
2004	237	462
2005	70	235
2006	35	29
Thereafter	—	5

Total minimum lease payments	940	$1,409

Imputed interest	(68)

Present value of minimum capitalized lease payments	872
Less current portion	553

Long-term capitalized lease obligations	$319

     Assets recorded under capital leases and included in property, plant and equipment in the Company’s Balance Sheets consists of machinery and equipment of $1,344,000 and $522,000 at October 31, 2002 and October 31, 2001, respectively, and $307,000 and $38,000 of accumulated depreciation as of October 31, 2002 and 2001, respectively.

(12)  Related Party Transactions

     The Company has a management services agreement with Renco under which Renco provides certain management services to the Company. Under terms of this agreement, the Company is charged a monthly fee of $100,000. The term of this agreement extends to October 31, 2004. Total expense for management services fees amounted to $1,200,000 for each of the years ended October 31, 2002, 2001 and 2000.

     For 2002, 2001, and 2000, Renco purchased certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company’s insurance coverage obtained under the Renco programs were property, business interruption, general, product and auto liability, workers’ compensation (other than Ohio for which the Company is self insured) and casualty umbrella.

     In fiscal 2002, 2001 and 2000, the Company incurred costs of approximately $6.3 million, $2.3 million and $2.0 million, respectively, under the Renco insurance program. The increased cost in 2002 is due, in part, to severe capacity constraints and excessive price increases by both property insurers and reinsurers following the September 2001 terrorist attacks.

     During 2002, the Company purchased approximately $0.7 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. The Company believes that such purchases were on an arm’s length basis at a price no less favorable than at which the Company could obtain from unaffiliated entities. Also during 2002, the Company sold approximately $40,000 of flat rolled steel products on an arm’s length basis to UNARCO Material Handling Inc., a direct subsidiary of Renco.

     Renco Steel is a holding company formed by Renco in January 1998, which owns all the outstanding shares of capital stock of the Company. In February 1998, Renco Steel issued $120 million principal amount 10.875% Senior Secured Notes due 2005. These notes are secured by a pledge of all the outstanding capital stock of the Company. Historically, Renco Steel has met its debt service obligations from its cash balances and earnings thereon, through distributions from the Company as permitted under the Company’s outstanding indebtedness as described in Note 5 and, most recently, from cash infusions from Renco. The Company does not expect to be permitted to pay dividends for the foreseeable future.

(13)  Commitments and Contingencies

     At October 31, 2002, the Company had commitments to purchase data processing services of approximately $2,856,000 in the aggregate over the remaining 6 months of its management information systems agreement and purchased services of approximately $5,560,000, $5,594,000 and $5,496,000 in 2002, 2001 and 2000, respectively, under the agreement.

     The Company entered into a 15 year agreement for the supply of certain gases commencing in 2002. This contract requires the Company to pay a minimum monthly amount on a take or pay basis. Commitments under this contract total approximately $5.4 million per year and are subject to escalation.

     At October 31, 2002, at pricing then in effect, the Company had firm commitments for the purchase of raw materials and gases of approximately $9,348,000 in 2003, $5,656,000 in 2004, $5,656,000 in 2005, $5,656,000 in 2006, $5,656,000 in 2007 and $53,730,000 thereafter. In addition, at October 31, 2002 the Company had commitments for capital expenditures of approximately $1,426,000.

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

     The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). Work required under the consent decree was completed in January 2003 with the exception of final reporting. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

     As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, the Company is required to undertake a corrective action program with respect to on-site waste management practices at the Warren facility. The workplan for the initial phase of the investigation step of the corrective action program, the RCRA Facility Investigation (RFI), identifies thirteen solid waste management units to be investigated. The Company has completed and submitted its RFI Phase 1 report to the EPA. The Company has also completed human health and ecological risk assessments, the results of which will be used to identify whether any further investigative steps are required to complete the RFI. The Company submitted its risk assessment reports to the EPA, and is awaiting a response. Any additional investigative steps, such as sampling, would then be undertaken in 2003 and 2004 as phase two of the RFI. The final scope of corrective action required to address any contamination that may be present at or emanating from the solid waste management units at the Warren facility, including the potential for remediation, is dependent upon the completion and findings of the

RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

     The EPA issued a unilateral administrative order (Order) to the Company pursuant to Section 7003 of RCRA, effective on September 24, 2002. The Order asserts that the Company’s handling of solid waste in various impoundment areas presents an imminent and substantial endangerment to health or the environment by virtue of potential harm to wildlife, including migratory birds, that may land on or enter the areas. The Order required the Company, among other things, to (i) take immediate measures to deter and discourage wildlife from landing on or entering the areas, (ii) remove all oily wastes from the impoundments, and (iii) remove all remaining oily sludge from the banks and bottoms of the impoundments. RCRA provides for civil penalties of up to $5,500 per day for noncompliance with the Order. In written comments, the Company raised several concerns and objected to both the issuance of the Order and its scope, including portions of the Order calling for removal of all oily material from the impoundments. The Company also submitted a draft work plan to the EPA setting forth a number of activities that the Company considers reasonably necessary to abate any alleged endangerment, and began implementing the draft work plan in the fall of 2002. In January 2003, the EPA approved portions of the draft work plan and disapproved other portions. The EPA also issued an Amended Order, dated January 21, 2003. The Amended Order requires the Company to continue implementing its immediate deterrent measures. For impoundments that are a required part of the Company’s ongoing operations, the Amended Order requires the Company to either install a netting system over the impoundments or remove all oily material. For the inactive areas, the Amended Order requires that all oily material be removed. The Company is currently evaluating the feasibility of the EPA’s demands, including timing, and available options for responding to the Amended Order.

     In addition, the Company received correspondence dated December 27, 2002 from the U.S. Attorney’s office on behalf of the United States Fish & Wildlife Service alleging that the Company has violated Section 703(a) of the Migratory Bird Treaty Act (a misdemeanor). The Company and its legal counsel met with the Assistant U.S. Attorney in February 2003, to discuss possible resolutions for this matter, and those discussions are ongoing. The Company believes that it will resolve this matter in a manner that will not have a material adverse effect on the Company’s financial position or results of operations.

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

     During 2000 and 2001 WCI attempted to acquire substantially all of Acme Steel Company’s assets. WCI was unsuccessful in completing the acquisition due to Acme Steel’s failure to meet certain conditions in the letter of intent. This resulted in WCI recording a charge of $10.5 million during the quarter ended January 31, 2001 to write down the carrying value of Acme Metals Senior Unsecured Notes owned by WCI (included in Interest and other income (expense), net) and a charge of $1.7 million, recorded during the quarter ended October 31, 2001, to expense certain accumulated acquisition costs (included in Unusual Charges).

(15)  Selected Quarterly Data (Unaudited)

     The following is a summary of unaudited quarterly results for the years ended October 31, 2002 and 2001:

	Three Months Ended 2002

	January 31	April 30	July 31	October 31

	(Dollars in thousands)
Net sales	$89,604	$127,678	$132,756	$152,009
Gross margin (loss)	(9,850)	3,144	10,434	25,264
Net income (loss)	(25,556)	(11,829)	(8,063)	7,879

	Three Months Ended 2001

	January 31	April 30	July 31	October 31

	(Dollars in thousands)
Net sales	$98,191	$99,268	$109,988	$105,661
Gross margin (loss)	(3,849)	(1,758)	(2,839)	(9,437)
Net income (loss)	(32,510)	(22,208)	(18,730)	(27,357)

     During the three months ended April 30, 2002 the Company recorded a $1.6 million gain realized from the resolution of contract issues relating to the sale of a third party owned coke plant adjacent to WCI’s facility.

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

     During the three months ended October 31, 2001 the Company recorded inventory valuation charges totaling $2,605,000.

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors
WCI Steel, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of WCI Steel, Inc. and subsidiaries (a wholly owned subsidiary of Renco Steel Holdings, Inc.) as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCI Steel, Inc. and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG LLP

KPMG LLP

Cleveland, Ohio
December 3, 2002, except as to
Note 5 which is as of
March 6, 2003

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND OFFICERS

     The following table sets forth certain information regarding the directors and executive officers of the Company:

Name	Age	Position

Ira Leon Rennert	68	Chairman of the Board and Director
Edward R. Caine	64	President and Chief Executive Officer
Patrick G. Tatom	52	Executive Vice President and Chief Operating Officer
David A. Howard	43	Vice President, Commercial
John P. Jacunski	37	Vice President, Finance and Chief Financial Officer
Brian J. Mitchell	58	Vice President, Environmental and Engineering

     Ira Leon Rennert has been Chairman, Chief Executive Officer and principal shareholder of WCI’s indirect parent company, Renco (including predecessors), since Renco’s first acquisition in 1975, and Chairman of WCI since its formation in 1988. Renco holds controlling interests in a number of manufacturing and mining concerns operating in businesses not competing with WCI, including US Magnesium LLC, AM General LLC, The Doe Run Resources Corporation, and Renco Steel Holdings, Inc., (WCI’s parent company), for all of which he serves as Chairman of the Board of Directors (with the exception of US Magnesium LLC and AM General LLC). Mr. Rennert also serves as Chairman of the Board of Directors of Lodestar Holdings, Inc. in which he indirectly holds a controlling interest and Renco Metals, Inc. Renco Metals, Inc. (effective August 2, 2001) and Lodestar Holdings, Inc. (effective April 27, 2001) and their respective subsidiaries are currently operating under Chapter 11 of the U.S. Bankruptcy Code.

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

     Brian J. Mitchell has served as Vice President, Environmental and Engineering since June 1, 1999 and, prior to that, as General Superintendent of Primary Operations of WCI since its inception. Mr. Mitchell retired from the Company effective January 31, 2003.

     Since December 16, 1996, Mr. Rennert has been the sole Director of the Company.

     The sole director of the Company serves at the pleasure of the Company’s sole shareholder, Renco Steel Holdings, Inc., for an unspecified term. The executive officers of the Company serve at the pleasure of the Company’s sole director for an unspecified term.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 2002, 2001 and 2000:

		Summary Compensation Table

		Annual Compensation(1)		Long Term Compensation

	Fiscal			LTIP	All Other
Name and Position	Year	Salary	Bonus	Payouts(2)	Compensation(3)

Ira Leon Rennert(4)	2002	$—	$—	$—	$1,200,000
Chairman of the Board	2001	—	—	—	1,200,000
	2000	—	—	—	1,200,000

Edward R. Caine	2002	$366,629	$—	$142,500	$29,000
President and Chief Executive Officer	2001	366,629	—	98,307	24,500
	2000	261,883	100,000	378,200	19,500

Patrick G. Tatom	2002	$200,569	$—	$—	$19,516
Executive Vice President and Chief	2001	200,569	—	—	20,901
Operating Officer	2000	146,792	50,000	151,280	14,103

Dave A. Howard	2002	$182,796	$—	$—	$14,688
Vice President, Commercial	2001	182,796	—	—	15,223
	2000	130,498	50,000	151,280	10,938

John P. Jacunski	2002	$182,578	$—	$—	$13,096
Vice President, Finance and Chief	2001	178,319	—	—	12,761
Financial Officer	2000	127,317	50,000	151,280	7,813

Brian J. Mitchell	2002	$132,494	$—	$—	$16,121
Vice President, Environmental and	2001	132,494	—	—	15,865
Engineering	2000	132,129	14,035	94,550	14,063

(1)	Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per named executive officer.

(2)	The amounts shown as “LTIP Payouts” in the table for each named executive officer represent contractual payments under such officer’s Net Worth Appreciation Agreement. See “Net Worth Appreciation Agreement.”

(3)	The other compensation shown, except for Mr. Rennert for all periods (See note 4) consists of WCI contributions to a defined contribution pension plan.

(4)	Mr. Rennert receives no compensation directly from WCI. He is Chairman of the Board and the principal stockholder of Renco which receives a management fee from WCI pursuant to a Management Consultant Agreement. The amounts shown as all other compensation to Mr. Rennert are the management fees paid by WCI to Renco for each fiscal year. See “Stock Ownership and Certain relationships and Transactions.”

Net Worth Appreciation Agreements

     The named executive officers (with the exception of Mr. Rennert) are each parties to Net Worth Appreciation Agreements with the Company, pursuant to which each earns as deferred compensation a fixed percentage, ranging from 1.25% to 5%, of cumulative net income, as defined, during the term of their employment as executive officers (excluding the period from August 1, 2000 to October 31, 2002). Assuming all of the Company’s named executive officers had retired at October 31, 2002 and their respective maximum percentage had vested, an aggregate of $4,108,000 would have been payable to such executive officers pursuant to the Net Worth Appreciation Agreements.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of January 31, 2003 regarding the beneficial ownership of Common Stock by each beneficial owner of 5% or more of the Common Stock, each director and each named executive officer of the Company during the last fiscal year, and by all directors and executive officers of the Company as a group. Except as otherwise noted, and subject to certain terms and conditions in the Renco Steel indenture and the related pledge agreement, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Beneficial Ownership
as of January 31, 2003

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

     By virtue of Renco Steel’s ownership of all the outstanding shares of Common Stock of WCI and Renco’s ownership of all the outstanding shares of Common Stock of Renco Steel, and Mr. Rennert’s ownership of a majority of the Common Stock of Renco, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of the Company’s outstanding shares of Common Stock, including the election of the Board of Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under a Management Consultant Agreement, effective October 1, 1992, as amended, between Renco and WCI, WCI pays a monthly fee of $100,000 to Renco. The Management Consultant Agreement provides that WCI shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2004 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 2002, WCI incurred management fees in the amount of $1,200,000.

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

     During 2002, Renco purchased certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, was reimbursed by the covered subsidiaries. The major areas of the Company’s insurance coverage obtained under the Renco programs were property, business interruption, general, product and auto liability, workers’ compensation (other than Ohio for which the Company is self insured) and casualty umbrella. The premiums for director and officer, fidelity, fiduciary, property, business interruption, and casualty umbrella were allocated by Renco substantially as indicated in the underlying policies. General and product liability, auto liability and workers’ compensation coverage (excluding the Ohio self-insured program) were loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage was allocated to each insured Renco subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier’s audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Renco subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Renco subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum. WCI has not been required to make any payments under this provision since the start of the program in 1994.

     In fiscal 2002, 2001 and 2000, the Company incurred costs of approximately $6.3 million, $2.3 million and $2.0 million, respectively, under the Renco insurance program. The increased cost in 2002 is due, in part, to severe capacity constraints and excessive price increases by both property insurers and reinsurers following the September 2001 terrorist attacks.

     During 2002, the Company purchased approximately $0.7 million of zinc and other alloys from Doe Run Peru S.R. Ltd., an indirect subsidiary of Renco. The Company believes that such purchases were on an arm’s length basis at a price no less favorable than at which the Company could obtain from unaffiliated entities. Also during 2002, the Company sold approximately $40,000 of flat rolled steel products on an arm’s length basis to UNARCO Material Handling Inc., a direct subsidiary of Renco.

     The Company amended its revolving credit facility in March 2003. Simultaneous with the execution of the amendment to the Company’s revolving credit facility, Renco agreed to participate in this facility by agreeing to fund $15 million with such participation being subordinated in right of payment to that of the other lenders.

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS

Disclosure Controls

     Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that information required to be disclosed in reports that we file or submit to the SEC is: (1) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

Internal Controls

     Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  Documents Filed as a Part of This Report.

1.	Consolidated Financial Statements.

The consolidated financial statements listed below together with the report thereon of the independent auditors dated December 3, 2002.

Consolidated Balance Sheets at October 31, 2002 and 2001.

Consolidated Statements of Operations for the fiscal years ended October 31, 2002, 2001 and 2000.

Consolidated Statements of Shareholder’s Equity (Deficit) for the fiscal years ended October 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2002, 2001 and 2000.

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

     Under date of December 3, 2002 except as to Note 5 which is as of March 6, 2003, we reported on the consolidated balance sheets of WCI Steel, Inc. and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2002, which are contained as part of this report herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule II — Valuation and Qualifying Accounts) also contained as part of this report herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The audit report on the consolidated financial statements of WCI Steel, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company’s recurring losses from operations and negative cash flows raise substantial doubt about the entity’s ability to continue as a going concern. The financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG LLP

KPMG LLP

Cleveland, Ohio
December 3, 2002

WCI STEEL, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
For the Years Ended October 31, 2002, 2001, and 2000
(Dollars in Thousands)

		Additions
	Balance at				Balance at
	Beginning	Charged to	Charges to		End
CLASSIFICATION	of Year	Expense(b)	Other	Deductions(c)	of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS (a): Year ended October 31, 2002	$3,100	2,483	—	2,147	$3,436

Year ended October 31, 2001	750	2,603	—	253	3,100

Year ended October 31, 2000	874	37	—	161	750

(a)	Allowance for doubtful accounts is shown as a reduction of accounts receivable in the Company’s Consolidated Financial Statements.

(b)	Charges (credits) to expense for the provision for doubtful accounts.

(c)	Net of trade receivables written-off and recoveries of prior year writeoffs

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March 2003.

WCI STEEL, INC.

By:	/S/	EDWARD R. CAINE

Edward R. Caine President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March 2003.

/S/	IRA LEON RENNERT

Ira Leon Rennert Chairman of the Board and Director

/S/	EDWARD R. CAINE

Edward R. Caine President and Chief Executive officer (principal executive officer

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

Certification

I, John P. Jacunski, certify that:

1.	I have reviewed this annual report on Form 10-K of WCI Steel, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/S/ JOHN P. JACUNSKI John P. Jacunski Vice President, Finance and Chief Financial Officer

Certification

I, Edward R. Caine, certify that:

1.	I have reviewed this annual report on Form 10-K of WCI Steel, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/S/ EDWARD R. CAINE Edward R. Caine President and Chief Executive Officer

Exhibit Index

EXHIBIT
NO.	DESCRIPTION

3.1	Articles of Incorporation of the Registrant, filed April 13, 1988 and Articles of Amendment filed May 18, 1988, July 15, 1988, November 29, 1991, December 14, 1993 and July 13, 1994.(3)

3.2	Code of Regulations of the Registrant, as amended December 16, 1996.(4)

4.1	[Intentionally Omitted]

4.2	Indenture, dated as of November 27, 1996, between the Registrant, as issuer, and Fleet National Bank, as trustee, relating to the 10% Senior Secured Notes due 2004, Series A, and the 10% Senior Secured Notes due 2004, Series B of the Registrant (containing, as exhibits, specimens of the Series A Senior Secured Notes and Series B Senior Secured Notes).(4)

10.1 to 10.2.8	[Intentionally Omitted]

10.2.9	Net Worth Appreciation Agreement, effective June 1, 1999, between the Registrant and John P. Jacunski. (6)

10.2.10	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Edward R. Caine.(8)

10.2.11	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Patrick G. Tatom.(8)

10.2.13	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and Brian J. Mitchell.(8)

10.2.14	Amended and Restated Net Worth Appreciation Participation Agreement, as of January 15, 1999, Between the Registrant and David A. Howard.(8)

10.2.15	Amendment to Net Worth Appreciation Participation Agreements, as of August 1, 2000, between Participants and Registrant. (10)

10.2.16	Amendment to Net Worth Appreciation Participation Agreements, as of November 1, 2001, between Participants and Registrant. (10)

10.2.17	Amendment to Net Worth Appreciation Participation Agreements, as of August 1, 2002, between Participants and Registrant.

10.3	Management Consultant Agreement, dated October 1, 1992, between Registrant and The Renco Group, Inc.(1)

10.3.1	Amendment No. 1, dated April 22, 1994, to Management Consultant Agreement.(2)

10.4.11	Intercreditor Agreement, dated November 27, 1996, between Fleet National Bank and Congress Financial Corporation.(4)

10.4.12	Second Amended and Restated Loan and Security Agreement between Registrant, its subsidiaries and Congress Financial Corporation dated July 30, 1999.(7)

10.4.13	Guarantee by Registrant, WCI Steel Production Control Services Inc., WCI Steel Metallurgical Services Inc. and Niles Properties, Inc. in favor of Congress Financial Corporation and Security Pacific Business Credit, Inc., dated October 31, 1997. (5)

10.4.14	Guarantee by WCI Steel Production Control Services Inc., WCI Steel Metallurgical Services Inc. and WCI Steel Sales L.P. in favor of Congress Financial Corporation and Security Pacific Business Credit, Inc., dated October 31, 1997. (5)

EXHIBIT
NO.	DESCRIPTION

10.4.15	Amendment No. 1 dated April 30, 2001 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999. (9)

10.4.16	Amendment No. 2 dated January 25, 2002 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999. (10)

10.4.17	Amendment No. 3 dated September 13, 2002 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999.

10.4.18	Amendment No. 4 dated March 6, 2003 to the Second Amended and Restated Loan and Security Agreement dated July 30, 1999.

10.5.1	Intercreditor Agreement, dated November 27, 1996, among Fleet National Bank, Bank One Trust Company, N.A. and the Registrant.(4)

10.5.2	Indemnification Agreement, dated as of November 27, 1996, between the Registrant and Bank One Trust Company, N.A. (4)

10.8	Agreement, dated June 11, 1990, between the City of Youngstown, Ohio and Youngstown Sinter Company (with UDAG Grant Agreement).(1)

21	List of Subsidiaries of Registrant.(5)

99.1	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form S-4, as amended (File No. 33-58648), originally filed with the Commission on February 23, 1993.

(2)	Incorporated by reference to same-numbered exhibit filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-75722), filed with the Commission on April 28, 1994.

(3)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 1-13028).

(4)	Incorporated by reference to same-numbered exhibit filed with the Company’s Registration Statement on Form S-4, as amended (File No. 333-18019), originally filed with the Commission on December 17, 1996.

(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended October 31, 1997 (File No. 333-18019).

(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended October 31, 1999 (File No. 333-18019).

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 31, 1999.

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 30, 2000.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 30, 2001.

(10)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended October 31, 2001 (File No. 333-18019).