Form 10-Q
period 2003-01-31
WCI STEEL INC
filed 2003-03-18
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: The Registrant files pursuant to an indenture, but is not otherwise subject to Section 13 or 15(d) filing requirements.) [ ]Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X ] No

     As of March 14, 2003, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

INDEX

		Page No.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of January 31, 2003 and October 31, 2002	3

	Consolidated Statements of Operations for the three months ended
	January 31, 2003 and 2002	4

	Consolidated Statements of Cash Flows for the three months ended
	January 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

CERTIFICATIONS		19

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WCI STEEL, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amount)

	January 31,	October 31,
	2003	2002

	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$5,224	$2,751

Accounts receivable, less allowance for doubtful accounts of $4,096 and $3,436, respectively	52,828	58,986

Inventories	87,269	97,592

Prepaid expenses and other current assets	5,454	4,862

Total current assets	150,775	164,191

Property, plant and equipment, net	182,269	185,433

Intangible pension asset, net	37,238	38,831

Other assets, net	2,757	3,171

Total assets	$373,039	$391,626

LIABILITIES and SHAREHOLDER’S EQUITY (DEFICIT)

Current liabilities

Current portion of long-term debt	$2,810	$3,892

Accounts payable	30,219	44,758

Accrued liabilities	64,915	71,382

Total current liabilities	97,944	120,032

Long-term debt, excluding current portion	342,024	332,405

Postretirement health care benefits	124,123	122,932

Pension benefits	44,498	47,480

Other liabilities	15,357	15,608

Total liabilities	623,946	638,457

Shareholder’s equity (deficit)

Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—

Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—

Additional paid-in capital	279	279

Accumulated deficit	(223,358)	(219,282)

Accumulated other comprehensive loss	(27,828)	(27,828)

Total shareholder’s equity (deficit)	(250,907)	(246,831)

Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$373,039	$391,626

See accompanying notes to consolidated financial statements.

WCI STEEL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three months ended January 31,

	2003	2002

Net sales	$129,883	$89,604

Operating costs and expenses
Cost of products sold	116,986	99,454

Depreciation and amortization	4,894	4,711

Selling, general and administrative expenses	3,755	3,384

	125,635	107,549

Operating income (loss)	4,248	(17,945)

Other income (expense)

Interest expense	(8,610)	(8,051)

Interest and other income (expense), net	286	440

	(8,324)	(7,611)

Net income (loss)	$(4,076)	$(25,556)

See accompanying notes to consolidated financial statements.

WCI STEEL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended January 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(4,076)	$(25,556)

Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	4,860	4,680

Amortization of deferred maintenance costs	34	31

Amortization of financing costs	378	338

Postretirement health care benefits	1,991	2,266

Pension benefits	(1,350)	1,473

Provision for losses on accounts receivable	660	—

Other	43	33

Cash provided (used) by changes in certain assets and liabilities

Accounts receivable	5,498	3,903

Inventories	10,323	(7,292)

Prepaid expenses and other assets	(590)	(4,474)

Accounts payable	(14,539)	(3,464)

Accrued liabilities	(7,306)	(8,108)

Other liabilities	(251)	(244)

Net cash provided (used) by operating activities	(4,325)	(36,414)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(1,739)	(4,173)

Net cash used by investing activities	(1,739)	(4,173)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under Revolving Credit Facility	9,674	10,209

Other changes in long-term debt	(1,137)	(50)

Net cash provided (used) by financing activities	8,537	10,159

Net increase (decrease) in cash and cash equivalents	2,473	(30,428)

Cash and cash equivalents at beginning of year	2,751	32,244

Cash and cash equivalents at end of period	$5,224	$1,816

Supplemental disclosure of cash flow information
Cash paid for interest	$15,733	$15,208

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended January 31, 2003

NOTE 1: BASIS OF PRESENTATION

     WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended January 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2002.

NOTE 2: INVENTORIES

     Inventories are stated at the lower of cost or market. Over the past two years, the cost of inventories determined under the last-in, first-out (LIFO) inventory valuation method have been the same as the cost as determined under the first-in, first-out (FIFO) method which has resulted in the Company having no LIFO inventory valuation reserve as of October 31, 2001 or 2002. In addition, the Company has experienced deflation in the cost of its inventories over the past two years and, as such, believes that the FIFO method better matches current production costs with amounts recognized in cost of goods sold. Therefore, effective November 1, 2002, WCI changed its method of accounting for inventory to determine cost by the FIFO method instead of the LIFO method. This change had no impact on the Company’s financial position, results of operations or cash flows for either quarter presented. However, in its 2003 Form 10-K the Company will restate the fiscal year ended October 31, 2001 whereby beginning equity will be increased by $3.6 million and net income for the year will be decreased by $3.6 million. Financial statements for fiscal years 2002 and 2003 will not be impacted by this change. Market value is determined based on expected selling price of each product. Inventories consist of the following:

	January 31,	October 31,
	2003	2002

	(Unaudited)
	(Dollars in Thousands)
Raw materials	$23,921	$30,215

Finished and semi-finished product	63,227	67,247

Supplies	121	130

	$87,269	$97,592

NOTE 3: LONG-TERM DEBT

Long-term debt consist of the following:

	January 31,	October 31,
	2003	2002

	(Unaudited)
	(Dollars in Thousands)
Senior Secured Notes with interest at 10% payable semi-annually, due December 1, 2004	$300,000	$300,000

Revolving Credit Facility (Revolver) with interest at 5.01% at January 31, 2003 payable monthly	41,760	32,086

Other	3,074	4,211

	344,834	336,297

Less current portion of long-term debt	2,810	3,892

	$342,024	$332,405

     The $300 million 10% Senior Secured Notes due December 1, 2004 (Senior Secured Notes) are secured by a first priority lien on substantially all of the property, plant and equipment of the Company. A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, holds a second priority lien on the security for the Senior Secured Notes.

     The Company has a $100 million Revolver secured by inventories and receivables and subject to eligibility requirements, as defined. The Revolver is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60 million payable monthly. There were borrowings of $41,760,000 outstanding under the Revolver as of January 31, 2003. The Revolver also provides for up to an aggregate amount of $20 million in letters of credit.

     On March 6, 2003 the Company and its lenders agreed to amend the Revolver. The Revolver had been subject to a minimum availability covenant of $20 million or $25 million depending on the Company’s cumulative earnings before interest, taxes, depreciation and amortization (EBITDA). This covenant was replaced under the amendment as discussed below. Additionally, the Revolver’s expiration date was extended to June 30, 2004. After reflecting the amendment effective March 6, 2003, at January 31, 2003, the Company had net borrowing availability of $36,088,000 based on eligible inventory and receivables after deducting $41,760,000 of borrowings outstanding, and $14,870,000 in letters of credit outstanding. Simultaneous with the execution of the amendment to the Revolver, Renco agreed to participate in the Company’s Revolver by agreeing to fund $15 million with such participation being subordinated in right of payment to that of the other lenders.

     The Company’s Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, EBITDA, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company’s assets. Under the Revolver, the Company is required to maintain a minimum net worth excluding accumulated other comprehensive income or loss related to the Company’s defined benefit pension plan of not less than negative $260 million. A minimum cumulative EBITDA covenant has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA covenant is $8.0 million for the three months ended January 31, 2003, $12.5 million for the six months ended April 30, 2003, $19.1 million for the nine months ended July 31, 2003 and $26.9 million for the twelve months ended October 31, 2003. After October 2003 the minimum EBITDA covenant is $26.9 million over the previous twelve month period. Interest is charged on the Revolver at prime rate plus 1.5% or as to Eurodollar Rate Loans, a rate of 3.5% in excess of the Adjusted Eurodollar Rate applicable for the interest period selected by the Company. In addition, if the Company is unable to meet certain minimum cumulative EBITDA targets, then the Company is required to maintain minimum borrowing availability of $5 million. A minimum cumulative EBITDA target has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA related to the minimum availability covenant is $8.7 million as of January 31, 2003, $13.4 million as of April 30, 2003, $20.3 million as of July 31, 2003 and $28.6 million as of October 31, 2003 and thereafter. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period, less management fees paid to Renco in excess of $1.2 million annually for the same period. Under these agreements, there were no amounts available for dividends and other transactions with affiliates at January 31, 2003.

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

     The EPA issued a unilateral administrative order (Order) to the Company pursuant to Section 7003 of RCRA, effective on September 24, 2002. The Order asserts that the Company’s handling of solid waste in various impoundment areas presents an imminent and substantial endangerment to health or the environment by virtue of potential harm to wildlife, including migratory birds, that may land on or enter the areas. The Order required the Company, among other things, to (i) take immediate measures to deter and discourage wildlife from landing on or entering the areas, (ii) remove all oily wastes from the impoundments, and (iii) remove all remaining oily sludge from the banks and bottoms of the impoundments. RCRA provides for civil penalties of up to $5,500 per day for noncompliance with the Order. In written comments, the Company raised several concerns and objected to both the issuance of the Order and its scope, including portions of the Order calling for removal of all oily material from the impoundments. The Company also submitted a draft work plan to the EPA setting forth a number of activities that the Company considers reasonably necessary to abate any alleged endangerment, and began implementing the draft work plan in fall 2002. In January 2003, the EPA approved portions of the draft work plan and disapproved other portions. The EPA also issued an Amended Order, dated January 21, 2003 requiring the Company to continue implementing its immediate deterrent measures. For impoundments that are a required part of the Company’s ongoing operations, the Amended Order requires the Company to either install a netting system over the impoundments or remove all oily material. For the inactive areas, the Amended Order requires that all oily material be removed. The Company is currently evaluating the feasibility of the EPA’s demands, including timing and available options for responding to the Amended Order.

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

     The Company and the industry continue to face difficult and volatile market conditions. During 2000 and 2001 there was intense downward pressure on steel prices due to the surge of imports into the United States. This resulted in the Company incurring a net loss of $100.8 million in 2001. Order entry rates and steel prices increased significantly during 2002 as a result of significant capacity reductions caused by the closing of a number of steel producers and the effects of the implementation of the Section 201 tariffs. As a result of the increased shipping volume and prices, the Company returned to profitability during the fourth quarter of 2002. However, for the full year of 2002 the Company incurred a net loss of $37.6 million and a loss of $4.1 million for the three months ended January 31, 2003. In addition to incurring significant losses during the last two years, the Company had negative cash flows which have reduced the cash resources available to support its operations.

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

     The Company’s liquidity depends on its operating performance and borrowing availability under its revolving credit facility. While the Company is not currently in violation of any covenants, if market conditions fail to improve adequately, operating losses will continue and the Company will be unable to meet certain covenants associated with its revolving credit facility. Under these circumstances, if the Company is unable to obtain waivers of covenant violations or secure additional financing sources to fund expected operating losses, it would likely have a material adverse effect on WCI’s operations.

     The Company has attempted to conserve cash by reducing operating costs and deferring capital spending. However, these measures have not and are not expected to allow the Company to generate positive cash flow on a sustained basis in the current operating environment. As a result, the Company is undertaking a comprehensive assessment of its business including its equipment and facilities, organizational structure, labor practices and utilization, vendor relationships and capital structure. From this assessment WCI intends to develop a business plan that addresses WCI’s cost competitiveness in the industry and ensures that the Company has adequate resources to fund its operations and capital expenditure needs. The Company expects to complete this business plan during May 2003.

     Based on WCI’s current order intake rate and backlog, the Company expects shipping volume in the second quarter of 2003 to be approximately 300,000 tons including 20,000 tons of semifinished product. WCI’s order backlog was approximately 149,000 tons at January 31, 2003 compared to 251,000 at January 31, 2002 and 195,000 at October 31, 2002. Excluding semifinished product shipments, net sales per ton shipped in the second quarter 2003 is expected to decline approximately 3% with cost of goods sold per ton being flat compared to the first quarter. As a result, WCI expects to incur a net loss during the second quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three months ended January 31, 2003 compared to three months ended January 31, 2002

     Net sales for the three months ended January 31, 2003 were $129.9 million on 303,486 tons shipped (including 20,811 tons of semifinished steel), representing a 45.0% increase in net sales and a 24.0% increase in tons shipped compared to the three months ended January 31, 2002. Net sales per ton shipped of $428 for the three months ended January 31, 2003 was 16.9% higher than the net sales per ton shipped of $366 for the comparable prior year period ended January 31, 2002, with net selling prices up 18.6% partially offset by changes to product mix. Excluding semifinished product sales, net sales per ton was $443. Shipments of custom carbon, alloy and electrical steels accounted for 48.7% of total shipments for the three months ended January 31, 2003 compared to 46.4% for the three months ended January 31, 2002. The improvements in shipping volume and increased net selling prices for the three months ended January 31, 2003 compared to the three months ended January 31, 2002 resulted from a variety of factors. The depressed conditions in the steel market during the first quarter of 2002 abated somewhat throughout fiscal 2002 due to the closing of facilities during the last several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel which became effective for imports entering the U.S. on or after March 20, 2002, and a conclusion to inventory reductions during the first quarter of 2002 by customers.

     The table below shows the Company’s product mix for the three months ended January 31, 2003 and January 31, 2002.

	Net Tons Shipped		Percent of Total

	Three Months Ended		Three Months Ended
	January 31,		January 31,
	2003	2002	2003	2002

CUSTOM PRODUCTS:

Hot Rolled	103,816	69,752	34.2%	28.5%

Cold Rolled	7,207	6,061	2.4%	2.5%

Coated products	36,676	37,670	12.1%	15.4%

TOTAL CUSTOM PRODUCTS	147,699	113,483	48.7%	46.4%

Total Commodity Products	155,787	131,335	51.3%	53.6%

Total Steel Products	303,486	244,818	100.0%	100.0%

     The following table sets forth the percentage of WCI’s net tons shipped to various markets for the three months ended January 31, 2003 and January 31, 2002.

	Three Months Ended

	January 31,
Customer Category	2003	2002

Conversion / further processing	59.3%	57.8%

Steel service centers	19.5%	15.4%

Construction	7.3%	12.2%

Electrical equipment	3.4%	3.5%

Direct automotive	4.8%	5.2%

Other	5.7%	5.9%

Total	100.0%	100.0%

     Gross margin (sales less cost of products sold) was $12.9 million for the three months ended January 31, 2003 compared to gross margin (loss) of ($9.9) million for the three months ended January 31, 2002. The increase in gross margin is due primarily to the increased shipping volume and transaction prices discussed above. Production volume for both periods was approximately 77% of operating capacity.

     Operating income was $4.2 million, or $14 per ton, for the three months ended January 31, 2003 compared to operating income (loss) of ($17.9) million, or ($73) per ton, for the three months ended January 31, 2002. The increase in operating income reflects the improved gross margin discussed above.

     Interest expense was $8.6 million for the three months ended January 31, 2003 compared to interest expense of $8.1 million for the three months ended January 31, 2002. The increased expense is primarily attributable to higher borrowing levels on the Company’s revolving credit facility.

     As a result of the items discussed above, the Company had a net loss of $4.1 million for the three months ended January 31, 2003 compared to a net loss of $25.6 million for the three months ended January 31, 2002.

     Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Liquidity and Capital Resources

     WCI’s liquidity requirements result from operating losses, capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. The Company’s primary sources of liquidity as of January 31, 2003 consisted of cash and cash equivalents of $5.2 million and available borrowing under its revolving credit agreement (Revolver).

     The Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and is subject to eligibility requirements, as defined therein. As of January 31, 2003, the Company had net borrowings outstanding of $41.8 million.

     On March 6, 2003 the Company and its lenders agreed to amend the Revolver. The amendment extended the maturity date of the Revolver to June 30, 2004, eliminated the working capital covenant, redefined net worth to exclude accumulated other comprehensive income or loss and added an earnings before interest, taxes, depreciation and amortization (EBITDA) covenant. Additionally, the amended minimum availability covenant is zero unless the Company is unable to meet an EBITDA test in which case the minimum availability is $5 million, reduced from $25 million prior to the amendment.

     Simultaneous with the execution of the amendment to the Revolver, Renco agreed to participate in the Company’s Revolver by agreeing to fund $15 million with such participation being subordinated in right of payment to that of the other lenders.

     After reflecting the March 6, 2003 amendment, as of January 31, 2003, WCI had net borrowing availability of $36.1 million based on eligible inventories and receivables after deducting $41.8 million of borrowings outstanding, and $14.9 million in letters of credit outstanding.

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

     The Company’s liquidity depends on its operating performance and borrowing availability under its Revolver. While the Company is not currently in violation of any covenants, if market conditions fail to improve adequately, operating losses will continue and the Company will be unable to meet certain covenants associated with its Revolver. Under these circumstances, if the Company is unable to obtain waivers of covenant violations or secure additional financing sources to fund expected operating losses, it would likely have a material adverse effect on WCI’s operations.

    Cash from Operations

     Cash used by operating activities was $4.3 million for the three months ended January 31, 2003 compared to cash used of $36.4 million for the three months ended January 31, 2002. The improved operating cash flow in the 2003 period compared to the 2002 period resulted primarily from a significant reduction in net loss which resulted from the increased revenue and shipping volume. Changes in working capital also contributed to the improvement due to reductions in inventory.

    Capital Expenditures

     Capital expenditures were $1.7 million and $4.2 million for the three months ended January 31, 2003 and January 31, 2002, respectively. Capital expenditures are expected to be approximately $15 million for all of fiscal 2003. At January 31, 2003, the Company had commitments for capital expenditures of approximately $1.1 million.

    Debt Covenants

     The Revolver and the indenture governing WCI’s 10% Senior Secured Notes due December 1, 2004 contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The Company is required to maintain a minimum net worth excluding accumulated other comprehensive income or loss, of not less than negative $260 million. A minimum cumulative EBITDA covenant has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA covenant was $8.0 million for the three months ended January 31, 2003, $12.5 million for the six months ended April 30, 2003, $19.1 million for the nine months ended July 31, 2003 and $26.9 million for the twelve months ended October 31, 2003. After October 2003 the minimum EBITDA covenant is $26.9 million over the previous twelve month period. In addition, the Company is required to maintain minimum borrowing availability of $5 million if the Company is unable to meet certain minimum cumulative EBITDA targets. A minimum cumulative EBITDA target has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. The minimum cumulative EBITDA related to the minimum availability covenant is $8.7 million as of January 31, 2003, $13.4 million as of April 30, 2003, $20.3 million as of July 31, 2003 and $28.6 million as of October 31, 2003 and thereafter. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

    Dividends

     The Company paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the three months ended January 31, 2003. The Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

    Defined Benefit Pension Plan

     The Company has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. The Company expects to contribute approximately $27.5 million, $24.5 million and $18.6 million to the DBP during fiscal years 2003, 2004 and 2005, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. Contributions during 2003 are $5.0 million during the first quarter, $5.4 million during the second quarter, $11.7 million during the third quarter and $5.4 million during the fourth quarter. The Company contributed $29.6 million, $7.2 million, and $4.2 million to the DBP during the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

    Accounting Standards

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

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”. Interpretation No. 45 expands on the accounting guidance of Statements No. 5 “Accounting for Contingencies,” No. 57 “Related Party Disclosures,” and No. 107 “Disclosures about Fair Value of Financial Instruments” and incorporates without change the provisions of Interpretation No. 34 “Disclosure in Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statement No. 5” which is being superceded. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time any entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of an entity’s year end. The disclosure requirements of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of Interpretation No. 45 for the quarter ended January 31, 2003. The adoption of Interpretation No. 45 did not have a material impact on the Company’s results of operations or financial position.

     In January 2003, The FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. It is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. Adoption of Interpretation No. 46 did not have a material impact on the Company’s results of operations or financial position.

    Outlook

     WCI’s order backlog was approximately 149,000 tons at January 31, 2003, 195,000 tons at October 31, 2002 and 251,000 tons at January 31, 2002. Volume for the second quarter of 2003 is expected to be approximately 300,000 tons including 20,000 tons of semifinished products. Excluding semifinished product shipments, net sales per ton shipped in the second quarter of 2003 is expected to decline approximately 3% with cost of goods sold per ton being flat compared to the first quarter. As a result, WCI expects to incur a net loss during the second quarter of 2003. WCI expects to generate free cash flow (cash provided by operating activities less capital expenditures) of approximately $12 million during the second quarter of 2003 due primarily to a reduction in working capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to commodity price risk with respect to natural gas and zinc. The Company uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. Based on the Company’s commodity hedge exposure at January 31, 2003 and 2002, a hypothetical 10 percent change in market rates applied to the fair value of the contracts would have no material impact on our earnings, cash flow, or financial position. The Company’s market risk has not changed materially from that reported in the Company’s 10-K for the fiscal year ended October 31, 2002.

Item 4. Controls and Procedures

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

PART II — OTHER INFORMATION

WCI STEEL, INC.

Item 1. Legal Proceedings

     There have been no material changes in the legal matters reported in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed with this report.

Exhibit 18	Preferability Letter

Exhibit 99.1	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  The Company did not file any reports on Form 8-K during the three months ended January 31, 2003.

WCI STEEL, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC. (registrant)

Date: March 17, 2003	/S/ JOHN P. JACUNSKI John P. Jacunski Vice President, Finance and Chief Financial Officer (principal financial officer)

Certification

I, Edward R. Caine, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WCI Steel, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/S/ EDWARD R. CAINE Edward R. Caine President and Chief Executive Officer

Certification

I, John P. Jacunski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WCI Steel, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/S/ JOHN P. JACUNSKI John P. Jacunski Vice President, Finance and Chief Financial Officer