Form 10-Q
period 2003-04-30
WCI STEEL INC
filed 2003-05-28
CIK 897745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                      to

Commission file number: 333-18019

WCI STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of	34-1585405 (I.R.S. Employer Identification No.)
incorporation or organization)

1040 Pine Ave., S.E.,
Warren, Ohio (Address of principal executive offices)	44483-6528 (Zip Code)

(330) 841-8302

(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: The Registrant files pursuant to an indenture, but is not otherwise subject to Section 13 or 15(d) filing requirements.)          [   ] Yes  [X] No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     [   ] Yes  [X]  No

          As of May 27, 2003, the registrant had 100 shares of its common stock, no par value, $.01 stated value, outstanding.

WCI STEEL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WCI STEEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	April 30,	October 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,584	$2,751
Accounts receivable, less allowance for doubtful accounts of $1,247 and $3,436, respectively	55,090	58,986
Inventories	74,948	97,592
Prepaid expenses and other current assets	2,903	4,862

Total current assets	138,525	164,191
Property, plant and equipment, net	179,569	185,433
Intangible pension asset, net	35,644	38,831
Other assets, net	2,548	3,171

Total assets	$356,286	$391,626

LIABILITIES and SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$25,601	$3,892
Accounts payable	41,049	44,758
Accrued liabilities	72,512	71,382

Total current liabilities	139,162	120,032
Long-term debt, excluding current portion	300,175	332,405
Postretirement health care benefits, excluding current portion	127,807	122,932
Pension benefits, excluding current portion	39,798	47,480
Other liabilities	13,668	15,608

Total liabilities	620,610	638,457
Shareholder’s equity (deficit)
Preferred stock, par value $1,000 per share, 5,000 shares authorized, none issued	—	—
Common stock, no par value, stated value $.01 per share, 40,000,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	279	279
Accumulated deficit	(236,775)	(219,282)
Accumulated other comprehensive loss	(27,828)	(27,828)

Total shareholder’s equity (deficit)	(264,324)	(246,831)
Commitments and contingencies	—	—

Total liabilities and shareholder’s equity (deficit)	$356,286	$391,626

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three months ended,		Six months ended,
	April 30,		April 30,

	2003	2002	2003	2002

Net sales	$127,379	$127,678	$257,262	$217,282
Operating costs and expenses
Cost of products sold	124,464	124,534	241,450	223,988
Depreciation and amortization	4,874	4,686	9,768	9,397
Selling, general and administrative expenses	3,069	2,043	6,824	5,427

	132,407	131,263	258,042	238,812

Operating income (loss)	(5,028)	(3,585)	(780)	(21,530)

Other income (expense)
Interest expense	(8,433)	(8,266)	(17,043)	(16,317)
Interest and other income (expense), net	44	22	330	462

	(8,389)	(8,244)	(16,713)	(15,855)

Net income (loss)	$(13,417)	$(11,829)	$(17,493)	$(37,385)

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended April 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,493)	$(37,385)
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	9,768	9,397
Amortization of financing costs	759	689
Postretirement health care benefits	5,275	4,105
Pension benefits	(2,998)	476
Provision for losses on accounts receivable	297	247
Other	80	83
Cash provided (used) by changes in certain assets and liabilities
Accounts receivable	3,599	(14,190)
Inventories	22,644	14,048
Prepaid expenses and other assets	1,756	(2,731)
Accounts payable	(3,709)	(8,983)
Accrued liabilities	(767)	992
Other liabilities	(1,940)	(194)

Net cash provided (used) by operating activities	17,271	(33,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,917)	(6,231)

Net cash used by investing activities	(3,917)	(6,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under Revolving Credit Facility	(7,900)	11,664
Other changes in long-term debt	(2,621)	(349)

Net cash provided (used) by financing activities	(10,521)	11,315

Net increase (decrease) in cash and cash equivalents	2,833	(28,362)
Cash and cash equivalents at beginning of year	2,751	32,244

Cash and cash equivalents at end of period	$5,584	$3,882

Supplemental disclosure of cash flow information
Cash paid for interest	$16,283	$15,640

See accompanying notes to consolidated financial statements.

WCI STEEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended April 30, 2003

NOTE 1: BASIS OF PRESENTATION

          WCI Steel, Inc. (Company or WCI) is a wholly-owned subsidiary of Renco Steel Holdings, Inc. (Renco Steel) and an indirect wholly-owned subsidiary of The Renco Group, Inc. (Renco). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

          These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2002.

NOTE 2: INVENTORIES

          Inventories are stated at the lower of cost or market. Over the past two years, the cost of inventories determined under the last-in, first-out (LIFO) inventory valuation method have been the same as the cost as determined under the first-in, first-out (FIFO) method which has resulted in the Company having no LIFO inventory valuation reserve as of October 31, 2001 or 2002. In addition, the Company has experienced deflation in the cost of its inventories over the past two years and, as such, believes that the FIFO method better matches current production costs with amounts recognized in cost of goods sold. Therefore, effective November 1, 2002, WCI changed its method of accounting for inventory to determine cost by the FIFO method instead of the LIFO method. This change had no impact on the Company’s financial position, results of operations or cash flows for any periods presented. However, in its 2003 Form 10-K for the fiscal year ended October 31, 2003, the Company will restate its financial statements for the fiscal year ended October 31, 2001 whereby beginning equity will be increased by $3.6 million and net income for the year will be decreased by $3.6 million. Financial statements for fiscal years 2002 and 2003 will not be impacted by this change. Market value is determined based on expected selling price of each product. Inventories consist of the following:

	April 30,	October 31,
	2003	2002

	(Unaudited)
	(Dollars in Thousands)
Raw materials	$20,660	$30,215
Finished and semi-finished product	54,180	67,247
Supplies	108	130

	$74,948	$97,592

NOTE 3: LONG-TERM DEBT

Long-term debt consist of the following:

	April 30,	October 31,

	2003	2002

	(Unaudited)
	(Dollars in Thousands)
Senior Secured Notes with interest at 10% payable semi-annually, due December 1, 2004	$300,000	$300,000
Revolving Credit Facility (Revolver) with interest at 5.37% at April 30, 2003 payable monthly	24,186	32,086
Other	1,590	4,211

	325,776	336,297
Less current portion of long-term debt	25,601	3,892

	$300,175	$332,405

          The $300 million 10% Senior Secured Notes due December 1, 2004 (Senior Secured Notes) are secured by a first priority lien on substantially all of the property, plant and equipment of the Company. A Voluntary Employee Beneficiaries Association trust fund, established to hold Company contributions to fund postretirement health care and life insurance obligations for the benefit of hourly employees, holds a second priority lien on the same security as the Senior Secured Notes.

          The Company has a $100 million Revolver secured by inventories and receivables and subject to eligibility requirements, as defined. The Revolver expires June 30, 2004 and is subject to a monthly service fee of $15,000 and an annual commitment fee of 0.5% of the unused balance up to $60 million payable monthly. There were borrowings of $24.2 million outstanding under the Revolver as of April 30, 2003. The Revolver also provides for up to an aggregate amount of $20 million in letters of credit.

          As of April 30, 2003, the Company had net borrowing availability of $46.9 million based on eligible inventory and receivables after deducting $24.2 million of borrowings outstanding, $11.9 million in letters of credit outstanding and $5.0 million minimum availability requirement.

          As of April 30, 2003, WCI violated the earnings before interest, taxes, depreciation and amortization (EBITDA) covenant in its Revolver resulting in amounts due under the Revolver being classified as current. WCI is discussing the granting of a waiver of the covenant violation with its lenders. If the Company is unable to obtain a waiver of its covenant violation or reach an understanding with its lenders regarding their not taking any action on account of such default and is otherwise unable to secure additional financing sources to allow the Company to meet its financial obligations, it’s liquidity may be adversely affected and it may be required to seek bankruptcy protection. The Company is hopeful that its discussions with its lenders will yield a positive result but no assurance can be given that this will be the case.

          The Company announced on May 13, 2003 that it would not make the $15 million interest payment due June 1, 2003 on its Senior Secured Notes and that payment of this interest during the 30-day grace period provided for in the indenture governing the Senior Secured Notes is dependent upon the outcome of ongoing discussions with the Company’s lenders, as well as, the Company’s independent assessment of the feasibility of such payment in light of its liquidity. Failure of the Company to make the interest payment prior to the expiration of the 30-day grace period will result in a default under the indenture governing the Senior Secured Notes and could result in the entire principal amount thereunder becoming immediately due and payable in full. As the Company announced on May 13, 2003 and as discussed in Note 5 herein, the Company is proceeding with the restructuring of its cost and debt structures and, to this end, has initiated discussions with certain holders of the Senior Secured Notes.

          The Company’s Revolver and Senior Secured Notes contain certain financial and other covenants, including maintenance of specified levels of net worth as defined, EBITDA, and debt service and limitations on capital expenditures. Additional covenants limit the incurrence of additional indebtedness, payments affecting subsidiaries, transactions with affiliates, sale/leaseback transactions, impairment of security interest, consolidations, mergers and transfer of the Company’s assets. Under the Revolver, the Company is required to maintain a minimum net worth excluding accumulated other comprehensive income or loss related to the Company’s defined benefit pension plan of not less than negative $260 million. A minimum cumulative EBITDA covenant has been established for each month through October 2003 at which point it becomes a rolling twelve-month covenant. The minimum cumulative EBITDA covenant is $8.0 million for the three months ended January 31, 2003, $12.5 million for the six months ended April 30, 2003, $19.1 million for the nine months ended July 31, 2003 and $26.9 million for the twelve months ended October 31, 2003. After October 2003 the minimum EBITDA covenant is $26.9 million over the previous twelve month period. Interest is charged on the Revolver at prime rate plus 1.5% or as to Eurodollar Rate Loans, a rate of 3.5% in excess of the Adjusted Eurodollar Rate applicable for the interest period selected by the Company. In addition, if the Company is unable to meet certain minimum cumulative EBITDA targets, then the Company is required to maintain minimum borrowing availability of $5 million. A minimum cumulative EBITDA target has been established for each month through October 2003 at which point it becomes a rolling twelve-month requirement. The minimum cumulative EBITDA related to the minimum availability requirement is $8.7 million as of January 31, 2003, $13.4 million as of April 30, 2003, $20.3 million as of July 31, 2003 and $28.6 million as of October 31, 2003 and thereafter. The Company is permitted to declare and pay dividends, and make other transactions with affiliates provided no condition of default exists or will exist, and the accumulated amount of such transactions is no greater than fifty percent (50%) of the consolidated net income as defined (less 100% of any consolidated net loss) earned for periods subsequent to October 31, 1996 when taken as a single accounting period, less management fees paid to Renco in excess of $1.2 million annually for the same period. Under these agreements, there were no amounts available for dividends and other transactions with affiliates at April 30, 2003.

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

          The Company is subject to a consent decree as a result of a civil action instituted by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA). Work required under the consent decree was completed in January 2003. The consent decree also provides for stipulated penalties in the event of noncompliance which the Company does not believe will be material.

          As a condition of a previous Resource Conservation and Recovery Act (RCRA) operating permit, the Company is required to undertake a corrective action program with respect to on-site waste management practices at the Warren facility. The workplan for the initial phase of the investigation step of the corrective action program, the RCRA Facility Investigation (RFI), identifies thirteen solid waste management units to be investigated. The Company has completed and submitted its RFI Phase 1 report to the EPA. The Company has also completed human health and ecological risk assessments, the results of which will be used to identify whether any further investigative steps are required to complete the RFI. The Company submitted its risk assessment reports to the EPA, and is currently in discussions with the EPA regarding their content. Any additional investigative steps, such as sampling, would then be undertaken in 2003 and 2004 as phase two of the RFI. The final scope of corrective action required to address any contamination that may be present at or emanating from the solid waste management units at the Warren facility, including the potential for remediation, is dependent upon the completion and findings of the RFI and the development and approval of a corrective action program. Accordingly, the Company is unable at this time to estimate the final cost of the corrective action program or the period over which such costs may be incurred and there can be no assurance that any such corrective action program would not have a material adverse effect on the operating results or financial condition of the Company.

          The EPA issued a unilateral administrative order (Order) to the Company pursuant to Section 7003 of RCRA, effective on September 24, 2002. The Order asserts that the Company’s handling of solid waste in various impoundment areas presents an imminent and substantial endangerment to health or the environment by virtue of potential harm to wildlife, including migratory birds, that may land on or enter the areas. The Order required the Company, among other things, to (i) take immediate measures to deter and discourage wildlife from landing on or entering the areas, (ii) remove all oily wastes from the impoundments, and (iii) remove all remaining oily sludge from the banks and bottoms of the impoundments. RCRA provides for civil penalties of up to $5,500 per day for noncompliance with the Order. In written comments, the Company raised several concerns and objected to both the issuance of the Order and its scope, including portions of the Order calling for removal of all oily material from the impoundments. The Company also submitted a draft work plan to the EPA setting forth a number of activities that the Company considers reasonably necessary to abate any alleged endangerment, and began implementing the draft work plan in fall 2002. In January 2003, the EPA approved portions of the draft work plan and disapproved other portions. The EPA also issued an Amended Order, dated January 21, 2003 requiring the Company to continue implementing its immediate deterrent measures. For impoundments that are a required part of the Company’s ongoing operations, the Amended Order requires the Company to either install a netting system over the impoundments or remove all oily material. For the inactive areas, the Amended Order requires that all oily material be removed. The Company submitted a written response to the amended order offering some revisions to the draft workplan and questioning the feasibility of the EPA’s demands, including timing and available options for responding to the Amended Order.

          In addition, the Company received correspondence dated December 27, 2002 from the U.S. Attorney’s office on behalf of the United States Fish & Wildlife Service alleging that the Company has violated Section 703(a) of the Migratory Bird Treaty Act (a misdemeanor). The Company and its legal counsel met with representatives of the U.S. Attorney’s office in February and April 2003 to discuss possible resolutions for this matter, and those discussions are ongoing. The Company believes that it will resolve this matter in a manner that will not have a material adverse effect on the Company’s financial position or results of operations.

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

          WCI has historically been self-insured for workers’ compensation. The Company has been notified by the Ohio Bureau of Workers’ Compensation that its self-insured status has been denied. The Company has appealed this decision and is awaiting notification of the scheduling of a hearing to review the matter. The Company’s workers’ compensation expense for fiscal year 2002 and the six months ended April 30, 2003 was $1.9 million and $.7 million, respectively. If the decision to deny self-insured status is upheld and the Company is required to participate in the State of Ohio program, it is estimated that the Company’s expense would increase to approximately $6.5 million per year.

NOTE 5: OTHER MATTERS

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company has incurred recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management has completed a comprehensive assessment of its business and has developed a plan to address these issues as described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The Company and the industry continue to face difficult and volatile market conditions. During 2000 and 2001 there was intense downward pressure on steel prices due to the surge of imports into the United States. This resulted in the Company incurring a net loss of $100.8 million in 2001. Order entry rates and steel prices increased significantly during 2002 as a result of significant capacity reductions caused by the closing of a number of steel producers and the effects of the implementation of the Section 201 tariffs. As a result of the increased shipping volume and prices, the Company returned to profitability during the fourth quarter of 2002. However, for the full year of 2002 the Company incurred a net loss of $37.6 million and a loss of $17.5 million for the six months ended April 30, 2003. In addition to incurring significant losses during the last two years, the Company had negative cash flows which have reduced the cash resources available to support its operations.

          Many of the steel companies shut down in the past two years have been restarted by other companies with cost structures significantly lower than WCI’s. This low cost capacity returning to the market coupled with continued high levels of imports and a slowing manufacturing sector has resulted in reduced volume and pricing expectations for the second half of 2003. As a result, the Company expects to incur a net loss for 2003.

          The Company’s liquidity depends on its operating performance and borrowing availability under its revolving credit facility. As discussed in Note 3, the Company violated a financial covenant under the Revolver as of April 30, 2003. While the Company is seeking a waiver of this violation, if the Company is unable to obtain such waiver or secure additional financing sources to fund expected operating losses, it’s liquidity may be adversely affected and it may be required to seek bankruptcy protection. .

          The Company has attempted to conserve cash by reducing operating costs and deferring capital spending. However, these measures have not and are not expected to allow the Company to generate positive cash flow on a sustained basis in the current operating environment. As a result, the Company, during its second fiscal quarter, completed a comprehensive assessment of its business including its equipment and facilities, organizational structure, labor practices and utilization, vendor relationships and capital structure. From this assessment, WCI has developed a restructuring plan that addresses WCI’s cost competitiveness in the industry and ensures that the Company has adequate resources to fund its operations and capital expenditure needs. The key features of the restructuring plan include a reduction in the aggregate principal amount outstanding of the Company’s Senior Secured Notes, a revised labor agreement and a significant cash infusion. The Company has initiated discussions with certain holders of the Senior Secured Notes and has also held initial meetings with the United Steelworkers of America to discuss revising the existing labor agreement. In addition, The Renco Group, Inc. has indicated that it is receptive to making the substantial cash infusion required by the restructuring plan. No assurances can be given that the restructuring discussions or negotiations will be successful. While the Company believes it has adequate liquidity to implement its restructuring plan, if market conditions continue to deteriorate or the restructuring plan cannot be implemented in a timely manner, the Company’s liquidity may be substantially reduced and the Company may be required to seek bankruptcy protection.

          Based on WCI’s current order intake rate and backlog, the Company expects shipping volume in the third quarter of 2003 to be approximately 250,000 tons. WCI’s order backlog was approximately 133,000 tons at April 30, 2003 compared to 352,000 at April 30, 2002 and 195,000 at October 31, 2002. Excluding semifinished product shipments, net sales per ton shipped in the third quarter 2003 is expected to decline approximately 3% from the second quarter of 2003 with cost of goods sold per ton increasing slightly compared to the second quarter due to lower capacity utilization rates. As a result, WCI expects to incur a net loss during the third quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three months ended April 30, 2003 compared to three months ended April 30, 2002

          Net sales for the three months ended April 30, 2003 were $127.4 million on 320,233 tons shipped (including 34,810 tons of semifinished steel), representing a 0.2% decrease in net sales and a 10.0% decrease in tons shipped compared to the three months ended April 30, 2002. Net sales per ton shipped of $398 for the three months ended April 30, 2003 was 10.9% higher than the net sales per ton shipped of $359 for the comparable prior year period ended April 30, 2002, with net selling prices up 13.1% partially offset by changes to product mix. Excluding semifinished product sales, net sales per ton was $419. Shipments of custom carbon, alloy and electrical steels accounted for 43.2% of total shipments for the three months ended April 30, 2003 compared to 47.6% for the three months ended April 30, 2002. The decline in shipping volume resulted from a slow manufacturing sector due to a continuing weak economic climate, the return of steel production capacity to the market that had been previously shuttered and a continued high level of imports despite the implementation of tariffs under Section 201. The increase in net selling prices for the three months ended April 30, 2003 compared to the three months ended April 30, 2002 resulted from a variety of factors. The depressed conditions in the steel market during the first quarter of 2002 abated somewhat throughout fiscal 2002 primarily as a result of reduced production capacity due to plant shutdowns and the effects of tariffs under Section 201 allowing product-pricing improvements into the early part of the first fiscal quarter of 2003. However, price instability and declines were experienced for the remainder of the first half ended April 30, 2003 due to the volume related circumstances discussed above.

          The table below shows the Company’s product mix for the three months ended April 30, 2003 and April 30, 2002.

	Net Tons Shipped		Percent of Total

	Three Months Ended		Three Months Ended
	April 30,		April 30,
	2003	2002	2003	2002

CUSTOM PRODUCTS:
Hot Rolled	86,356	109,797	27.0%	30.8%
Cold Rolled	8,155	6,598	2.5%	1.9%
Coated products	43,892	53,040	13.7%	14.9%

TOTAL CUSTOM PRODUCTS	138,403	169,435	43.2%	47.6%
Total Commodity Products	181,830	186,300	56.8%	52.4%

Total Steel Products	320,233	355,735	100.0%	100.0%

          The following table sets forth the percentage of WCI’s net tons shipped to various markets for the three months ended April 30, 2003 and April 30, 2002.

	Three Months Ended
	April 30,
Customer Category	2003	2002

Conversion / further processing	63.4%	61.7%
Steel service centers	14.1%	15.6%
Construction	9.8%	11.9%
Electrical equipment	2.5%	2.8%
Direct automotive	5.2%	3.8%
Other	5.0%	4.2%

Total	100.0%	100.0%

     Gross margin (sales less cost of products sold) was $2.9 million for the three months ended April 30, 2003 compared to gross margin of $3.4 million for the three months ended April 30, 2002. The decrease in gross margin is due primarily to significant increases in raw material and energy costs and the decrease in shipping volume offset somewhat by higher selling prices. In addition, during the second quarter of 2002 the Company recorded a $4.7 benefit to reduce inventory valuation reserves. Production volume for the three months ended April 30, 2003 and April 30, 2002 was approximately 84% and 90% of operating capacity, respectively.

     Operating income (loss) was ($5.0) million, or ($16) per ton, for the three months ended April 30, 2003 compared to operating income (loss) of ($3.6) million, or ($10) per ton, for the three months ended April 30, 2002. The decrease in operating income reflects the lower gross margin discussed above and increased selling, general and administrative costs in 2003. During the second quarter 2002 the Company realized a $1.6 million gain from the resolution of contract issues related to the sale of a third party coke plant adjacent to WCI’s facility.

     Interest expense was $8.4 million for the three months ended April 30, 2003 compared to interest expense of $8.3 million for the three months ended April 30, 2002. The increased expense is attributable to higher borrowing levels on the Company’s revolving credit facility.

     As a result of the items discussed above, the Company had a net loss of $13.4 million for the three months ended April 30, 2003 compared to a net loss of $11.8 million for the three months ended April 30, 2002.

     Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Six months ended April 30, 2003 compared to six months ended April 30, 2002

          Net sales for the six months ended April 30, 2003 were $257.3 million on 623,719 tons shipped (including 55,621 tons of semifinished steel), representing a 18.4% increase in net sales and a 3.9% increase in tons shipped compared to the six months ended April 30, 2002. Net sales per ton shipped of $412 for the six months ended April 30, 2003 was 13.8% higher than the net sales per ton shipped of $362 for the comparable prior year period ended April 30, 2002, with net selling prices up 15.9% partially offset by changes to product mix. Excluding semifinished product sales, net sales per ton was $431. Shipments of custom carbon, alloy and electrical steels accounted for 45.9% of total shipments for the six months ended April 30, 2003 compared to 47.1% for the six months ended April 30, 2002. The improvements in shipping volume and increased net selling prices for the six months ended April 30, 2003 compared to the six months ended April 30, 2002 resulted from a variety of factors. The depressed conditions in the steel market during the first quarter of 2002 abated somewhat throughout fiscal 2002 due to the closing of facilities during the last several years, the implementation of tariffs under a favorable Section 201 decision on certain imported steel which became effective for imports entering the U.S. on or after March 20, 2002, and a conclusion to inventory reductions during the first quarter of 2002 by customers. These conditions allowed product-pricing improvements into the early part of the first fiscal quarter of 2003. However, price instability and declines were experienced for the remainder of the first half ending April 30, 2003. This decline in shipping volume resulted from a slow manufacturing sector due to a continuing weak economic climate, the return of steel production capacity to the market that had been previously shuttered and a continued high level of imports despite the implementation of tariffs under Section 201.

          The table below shows the Company’s product mix for the six months ended April 30, 2003 and April 30, 2002.

	Net Tons Shipped		Percent of Total

	Six Months Ended		Six Months Ended
	April 30,		April 30,
	2003	2002	2003	2002

CUSTOM PRODUCTS:
Hot Rolled	190,172	179,549	30.5%	29.9%
Cold Rolled	15,362	12,659	2.5%	2.1%
Coated products	80,568	90,710	12.9%	15.1%

TOTAL CUSTOM PRODUCTS	286,102	282,918	45.9%	47.1%
Total Commodity Products	337,617	317,635	54.1%	52.9%

Total Steel Products	623,719	600,553	100.0%	100.0%

          The following table sets forth the percentage of WCI’s net tons shipped to various markets for the six months ended April 30, 2003 and April 30, 2002.

	Six Months Ended
	April 30,
Customer Category	2003	2002

Conversion / further processing	61.4%	60.1%
Steel service centers	16.7%	15.5%
Construction	8.6%	12.0%
Electrical equipment	3.0%	3.1%
Direct automotive	5.0%	4.4%
Other	5.3%	4.9%

Total	100.0%	100.0%

     Gross margin (sales less cost of products sold) was $15.8 million for the six months ended April 30, 2003 compared to gross margin (loss) of ($6.7) million for the six months ended April 30, 2002. The increase in gross margin is due primarily to the increased shipping volume and transaction prices discussed above offset in part by higher energy and raw material costs. In addition, during the 2003 period the Company recorded a charge of $1.6 million to increase inventory valuation reserves compared to a benefit of $3.5 million in the 2002 period. Production volume for the six months ended April 30, 2003 and April 30, 2002 was approximately 81% and 83% of operating capacity, respectively.

     Operating income (loss) was ($0.8) million, or ($1) per ton, for the six months ended April 30, 2003 compared to operating income (loss) of ($21.5) million, or ($36) per ton, for the six months ended April 30, 2002. The increase in operating income reflects the improved gross margin discussed above offset somewhat by higher selling, general and administrative costs in the 2003 period. During the second quarter 2002 the Company realized a $1.6 million gain from the resolution of contract issues related to the sale of a third party coke plant adjacent to WCI’s facility.

     Interest expense was $17.0 million for the six months ended April 30, 2003 compared to interest expense of $16.3 million for the six months ended April 30, 2002. The increased expense is primarily attributable to higher borrowing levels on the Company’s revolving credit facility.

     As a result of the items discussed above, the Company had a net loss of $17.5 million for the six months ended April 30, 2003 compared to a net loss of $37.4 million for the six months ended April 30, 2002.

     Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Renco. Accordingly, the Company is generally not subject to income taxes.

Liquidity and Capital Resources

          WCI’s liquidity requirements result from operating losses, capital investments, working capital requirements, postretirement health care and pension funding, interest expense and, to a lesser extent, principal payments on its indebtedness. The Company’s primary sources of liquidity as of April 30, 2003 consisted of cash and cash equivalents of $5.6 million and available borrowing under its revolving credit agreement (Revolver).

          The Revolver has a maximum borrowing limit of $100 million, is secured by inventories and receivables and is subject to eligibility requirements, as defined therein. As of April 30, 2003, the Company had net borrowings outstanding of $24.2 million.

          As of April 30, 2003, WCI had net borrowing availability of $46.9 million based on eligible inventories and receivables after deducting $24.2 million of borrowings outstanding, $11.9 million in letters of credit outstanding and $5.0 million minimum availability requirement.

          The Company and the industry continue to face difficult and volatile market conditions. During 2000 and 2001 there was intense downward pressure on steel prices due to the surge of imports into the United States. This resulted in the Company incurring a net loss of $100.8 million in 2001. Order entry rates and steel prices increased significantly during 2002 as a result of significant capacity reductions caused by the closing of a number of steel producers and the effects of the implementation of the Section 201 tariffs. As a result of the increased shipping volume and prices, the Company returned to profitability during the fourth quarter of 2002. However, for the full year of 2002 the Company incurred a net loss of $37.6 million and a loss of $17.5 million for the six months ended April 30, 2003. In addition to incurring significant losses during the last two years, the Company had negative cash flows which have reduced the cash resources available to support its operations.

          Many of the steel companies shut down in the past two years have been restarted by other companies with cost structures significantly lower than WCI’s. This low cost capacity returning to the market coupled with continued high levels of imports and a slowing manufacturing sector has resulted in reduced volume and pricing expectations for the second half of 2003. As a result, the Company expects to incur a net loss for 2003.

          The Company’s liquidity depends on its operating performance and borrowing availability under its revolving credit facility. As discussed in Note 3 to the consolidated financial statements, the Company violated the EBITDA covenant under the Revolver as of April 30, 2003. While the Company is seeking a waiver of the violation, if the Company is unable to obtain such waiver or reach an understanding with its lenders regarding their not taking any action on account of such default and is otherwise unable to secure additional financing sources to fund expected operating losses, it’s liquidity may be adversely affected and it may be required to seek bankruptcy protection. The Company is hopeful that its discussions with its lenders will yield a positive result , but no assurance can be given that this will be the case.

          The Company announced on May 13, 2003 that it would not make the $15 million interest payment due June 1, 2003 on its Senior Secured Notes and that payment of this interest during the 30-day grace period provided for in the indenture governing the Senior Secured Notes is dependent upon the outcome of ongoing discussions with the Company’s lenders, as well as, the Company’s independent assessment of the feasibility of such payment in light of its liquidity. Failure of the Company to make the interest payment prior to the expiration of the 30-day grace period will result in a default under the indenture governing the Senior Secured Notes and could result in the entire principal amount thereunder becoming immediately due and payable in full. As the Company announced on May 13, 2003 and as discussed in Note 5 herein, the Company is proceeding with the restructuring of its cost and debt structures and, to this end, has initiated discussions with certain holders of the Senior Secured Notes and has also held initial meetings with the United Steelworkers of America to discuss revising the existing labor agreement. In addition, The Renco Group, Inc. has indicated that it is receptive to making the substantial cash infusion required by the restructuring plan. No assurances can be given that the restructuring discussions or negotiations will be successful. While the Company believes it has adequate liquidity to implement its restructuring plan, if market conditions continue to deteriorate or the restructuring plan can not be implemented in a timely manner, the Company’s liquidity may be substantially reduced and the Company may be required to seek bankruptcy protection.

     Cash from Operations

          Cash provided by operating activities was $17.3 million for the six months ended April 30, 2003 compared to cash used of $33.4 million for the six months ended April 30, 2002. The improved operating cash flow in the 2003 period compared to the 2002 period resulted primarily from a significant reduction in net loss and changes in working capital primarily due to fluctuations in accounts receivable caused by changing volume and selling prices.

     Capital Expenditures

          Capital expenditures were $3.9 million and $6.2 million for the six months ended April 30, 2003 and April 30, 2002, respectively. Capital expenditures are expected to be approximately $8 million for all of fiscal 2003. At April 30, 2003, the Company had commitments for capital expenditures of approximately $0.4 million.

     Debt Covenants

          The Revolver and the indenture governing WCI’s 10% Senior Secured Notes due December 1, 2004 contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The Company is required to maintain a minimum net worth excluding accumulated other comprehensive income or loss, of not less than negative $260 million. A minimum cumulative EBITDA covenant has been established for each month through October 2003 at which point it becomes a rolling twelve month covenant. As discussed above, the Company violated this covenant effective April 30, 2003. The minimum cumulative EBITDA covenant was $8.0 million for the three months ended January 31, 2003, $12.5 million for the six months ended April 30, 2003, $19.1 million for the nine months ended July 31, 2003 and $26.9 million for the twelve months ended October 31, 2003. After October 2003 the minimum EBITDA covenant is $26.9 million over the previous twelve month period. In addition, the Company is required to maintain minimum borrowing availability of $5 million if the Company is unable to meet certain minimum cumulative EBITDA targets. A minimum cumulative EBITDA target has been established for each month through October 2003 at which point it becomes a rolling twelve month requirement. The minimum cumulative EBITDA related to the minimum availability requirement is $8.7 million as of January 31, 2003, $13.4 million as of April 30, 2003, $20.3 million as of July 31, 2003 and $28.6 million as of October 31, 2003 and thereafter.

          The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

     Dividends

          The Company paid no dividends and was not permitted to do so under the Senior Secured Notes indenture during the three months ended April 30, 2003. The Company does not expect to be permitted to pay dividends for the foreseeable future based on limitations under the Senior Secured Notes indenture.

     Defined Benefit Pension Plan

          The Company has a defined benefit pension plan (DBP) which covers substantially all bargained for employees. The Company expects to contribute approximately $27.5 million, $24.5 million and $18.6 million to the DBP during fiscal years 2003, 2004 and 2005, respectively, which is expected to satisfy the minimum funding requirements of ERISA for those periods. Contributions during 2003 were $5.0 million during the first quarter and $5.4 million during the second quarter, and will be $11.7 million during the third quarter and $5.4 million during the fourth quarter. The Company contributed $29.6 million, $7.2 million, and $4.2 million to the DBP during the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

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

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”. Interpretation No. 45 expands on the accounting guidance of Statements No. 5, “Accounting for Contingencies,” No. 57, “Related Party Disclosures,” and No. 107, “Disclosures about Fair Value of Financial Instruments” and incorporates without change the provisions of Interpretation No. 34, “Disclosure in Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statement No. 5” which is being superceded. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time any entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after

December 31, 2002, regardless of an entity’s year end. The disclosure requirements of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of Interpretation No. 45 for the quarter ended January 31, 2003. The adoption of Interpretation No. 45 did not have a material impact on the Company’s results of operations or financial position.

          In January 2003, The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. It is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. Adoption of Interpretation No. 46 did not have a material impact on the Company’s results of operations or financial position.

     Outlook

          WCI’s order backlog was approximately 133,000 tons at April 30, 2003, 195,000 tons at October 31, 2002 and 352,000 tons at April 30, 2002. Volume for the third quarter of 2003 is expected to be approximately 250,000 tons. Excluding semifinished product shipments, net sales per ton shipped in the third quarter of 2003 is expected to decline approximately 3% from the second quarter of 2003 with cost of goods sold per ton increasing slightly compared to the second quarter due to lower capacity utilization rates. As a result, WCI expects to incur a net loss during the third quarter of 2003.

Forward-Looking Statements

          This report includes “forward-looking statements” which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; demand for Company products; changes in industry capacity and levels of imports of steel or steel products; effectiveness of the Section 201 remedies; the status of any ongoing restructuring discussions or negotiations; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; major equipment failures; changes in, or the failure or inability to comply with, government regulation, including, without limitation, environmental regulations; and the outcome of legal matters. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to commodity price risk with respect to natural gas and zinc. The Company uses forward purchase contracts to manage the volatility related to the exposure. No contracts are entered into for speculative purposes. Based on the Company’s commodity hedge exposure at April 30, 2003 and 2002, a hypothetical 10 percent change in market rates applied to the fair value of the contracts would have no material impact on our earnings, cash flow, or financial position. The Company’s market risk has not changed materially from that reported in the Company’s 10-K for the fiscal year ended October 31, 2002.

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

PART II - OTHER INFORMATION

WCI STEEL, INC.

Item 1. Legal Proceedings

     There have been no material changes in the legal matters reported in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this report.

Exhibit 10.2.17	Amendment to Net Worth Appreciation Participation Agreements, as of February 1, 2003 between Participants and Registrant.

Exhibit 99.1	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company did not file a report on Form 8-K during the three months ended April 30, 2003, however did file a report on Form 8-K on May 13, 2003.

WCI STEEL, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI STEEL, INC. (registrant)

Date: May 28, 2003	/s/ JOHN P. JACUNSKI John P. Jacunski
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

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 28, 2003

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

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 28, 2003

/s/ JOHN P. JACUNSKI John P. Jacunski
Vice President, Finance and Chief Financial Officer